Form 10KSB
period 1996-04-30
AG HOLDINGS INC /WA/
filed 1997-04-22
CIK 917300

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended April 30, 1996

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-23180

                                               A. G. HOLDINGS, INC.
                            (Exact name of small business issuer in its charter)


                         Washington                                  91-1253514
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer
                                                            Identification No.)

  45110 Club Drive, Suite B Indian Wells, California                      92210
--------------------------------------------------------------------------------
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (619) 360-1042
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, $.0001 par value


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES           NO   X

Check disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           State issuer's revenues for its most recent fiscal year: $-0-

           The aggregate market value of the voting stock held by non-affiliates of the registrant was not determinable because the common stock does not trade on any market.

           The number of shares outstanding of the issuer's classes of Common Stock as of April 30, 1996:

Common Stock, $.0001 Par Value -  15,000,000 shares
---------------------------------------------------

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Item 1.  Description of Business

Background

         AG Holding, Inc. (the "Company") was organized under the laws of the State of Washington on May 17, 1984. As originally organized, the Company's name was Image Productions, Inc., and its business purpose was to produce video productions for businesses in Eastern Washington. The Company undertook a public offering of its securities in 1985 pursuant to an exemption form registration afforded by Regulation A under the Securities Act of 1933, as amended (the "Act"). In the public offering, the Company raised $500,000, and after payment of expenses in the offering, received net proceeds of $408,941. The offering was completed on March 29, 1985.

         Following the public offering, the Company purchased various video production equipment and other assets, and commenced business as a video production company. The Company also made a loan in the amount of $230,000. The loan subsequently went into default, and although the Company eventually obtained a judgment on the defaulted note, the balance proved to be uncollectible and was written off.

         The Company engaged in the video production business from 1985 through 1991, and continually lost money, The Company's weak financial condition prevented the Company from maintaining up to date video production equipment, and forced the Company to use outside contractors for certain aspects of the business. As a result, it was apparent to Management that the Company could not achieve profitability as a publicly held video production company, and other organizational structures were sought. The Company's President believed he could operate successfully if he could reorganize the video production business as a private concern.

         To pursue a going private transaction, the Company then entered into a transaction with a new group of controlling shareholders for a reorganization. The new control group agreed to provide sufficient capital to complete the legal and accounting work required for a reorganization and to seek a viable business opportunity. In exchange, the former President canceled debts he was owed by the Company, assumed liabilities of the video production business, and received all of the video production operating assets of the Company. This transaction was completed on January 17, 1992, and since that date, the Company has existed as an inactive shell corporation with no current active business operations.

         The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

         The executive offices of the Company are located at 45110 Club Drive, Suite B, Indian Wells, California 92210. Its telephone number is (619) 360-1042.

Plan of Operation - General

         The Company's current plans are to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promotor of the Company has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

         The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Company have only limited experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

         Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. (See "Risk Factors.")

         The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

         As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will not be a material factor on their decision to enter a specific transaction.

         The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by management in connection with any acquisition.

         The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

         The Company has, and will continue to have following the completion of this offering, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing Forms 8-K, agreements and related reports and documents nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Sources of Opportunities

         The  Company  anticipates  that  business  opportunities  for  possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

         The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

         The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than one hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time, they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

         The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

         It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

         The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

         The manner in which each company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

         With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

         The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred. The costs of the investigation and analysis of a potential acquisition will be funded by the Company's limited cash on hand or by advances from officers.

         Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Competition

         The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

         The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

         The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

Employees

         The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.


Item 2.  Description of Property

         The Company shares a nominal amount of office space with an officer.


Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         (a)      Market Information

                  The Company's Common Stock has not traded on any market for the past 3 years.

         (b)      Holders

                  As of April 30, 1996, there were approximately 850 holders of Company Common Stock.

         (c)      Dividends

                  The Company has not paid any dividends on its common stock. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

Item 6.  Management's Discussions and Analysis or Plan of Operations

         See Item 1.

Item 7.  Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

                  Independent Auditors' Report
                  Balance Sheet at April 30, 1996 and 1995
                  Statement of Operations for the years ended April 30, 1996 and 1995 Statement of Stockholders' Equity (Deficit) Statement of Cash Flows for the years ended April 30, 1996 and 1995 Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Registrant's former independent accountants Terrance J. Dunne, CPA ("Dunne") resigned on November 1, 1996. The report by Dunne on the financial statements of the Registrant dated November 8, 1994, including the statement of financial condition as of April 30, 1994, and the statements of operations, cash flows and changes in shareholders' equity for the year then ended did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except as to the going concern nature of the Company. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         A letter from the former independent accountant is filed as Exhibit 16 to this Annual Report. On November 1, 1996 the Registrant engaged Pritchett, Siler & Hardy, P.C. as its new independent accountants.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is set forth below.


          Name                  Age                Position

        Dempsey K. Mork         55          President, Chief Financial Officer
                                            and Director
        Randall Baker           53        Vice President, Secretary and Director
        Robert Filiatreaux      66          Director

           Dempsey K. Mork, age 55, has been President and a Director since July 1993. He has been
Secretary/Treasurer of Development Bancorp, Ltd. since December 1992 and President and Director of Gaensel Gold
Mines, Inc. since February 1996.  He is president of Magellan Capital
 Corporation, a merger and acquisition firm.

           Randall A. Baker. Mr. Baker is 53 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the
Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice
 President for Magellan Capital
Corporation, a merger and acquisition firm.

           Robert Filiatreaux. Mr. Filiatreaux is 66 years of age and has been engaged in international business for the past 27 years.  He attended school in Wisconsin where he received his degree from the University of Wisconsin.
During the Korean Conflict Mr. Filiatreaux served a three year tour of duty in the US Air Force.  The majority of
international business experience came from the airline industry where Mr.
 Filiatreaux worked for many years in
various executive capacities in sales and marketing.  Mr. Filiatreuax has worked and traveled to over 55 countries
and is currently an associate in the merger and acquisition firm of Magellan Capital Corporation of Indian Wells,
California.

Conflicts of Interests

           Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which he devotes his primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

           The Company has not established other policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities because management has not been able to develop any workable policies or procedures. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Officers and directors will be required to disclose to each company the liability of each potential acquisition. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights. Although officers and directors believe that future shareholders are impliedly consenting to management's informal method of allocating opportunities, there can be no assurance that such belief will be supported by the Nevada courts.

           The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

Item 10.   Executive Compensation

           No compensation is paid or anticipated to be paid by the Company until an acquisition is made.

           On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

           Compliance with Section 16

           Not Applicable.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth information relating to the beneficial ownership of Company Common Stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, based on 15,000,000 shares outstanding. The addresses of each other and directors is in care of the Company. All persons have sole investment and voting power unless otherwise noted.

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock

            Dempsey K. Mork(1)                    9,800,000                           65.3%

            Randy Baker(1)                          100,000                            .6%

            Robert Filiatreaux(1)                   100,000                            .6%

            Brad E. Herr
            South 5512 Magnolia
            Spokane, Washington  99223            2,475,000                           16.5%

            All officers and directors
            as a group (3 persons)               10,000,000                           66.7%



(1)      The address of this person is c/o of the Company.

Item 12.    Certain Relationships and Related Transactions

            Not Applicable.

                                                      PART IV

Item 13.    Exhibits


    Exhibit No.            Document Description

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)
        10.
        16.           Letter from Terrence J. Dunne, CPA independent auditor(2)

(1)      Incorporated by reference to such exhibits filed as exhibit 2 with the
            Company's Registration Statement on
         Form 10-SB, file no. 0-23180 (the "Form 10").
(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated November 1, 1996.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    April 1, 1997                                      A.G. HOLDINGS, INC.



                                                            By:
                                                               Dempsey K. Mork
                                                                    President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 1997.



By:       /s/ Dempsey K. Mork    President, Chief Financial Officer and Director
          Dempsey K. Mork    (chief executive, financial and accounting officer)


By:       /s/ Randall Baker         Secretary and Director
          Randall Baker


By:       /s/ Robert Filiatreaux            Director
          Robert Filiatreaux

                    A. G. HOLDINGS, INC.
                [A Development Stage Company]

                    FINANCIAL STATEMENTS

                   APRIL 30, 1996 AND 1995
























               PRITCHETT, SILER & HARDY, P.C.
                CERTIFIED PUBLIC ACCOUNTANTS

                    A. G. HOLDINGS, INC.
                [A Development Stage Company]

                    FINANCIAL STATEMENTS




                          CONTENTS

                                                          PAGE

    _   Independent Auditors' Report                         1


    _   Balance Sheets, April 30, 1996 and 1995              2


    _   Statements of Operations, for the years ended
          April 30, 1996 and 1995 and for the cumulative
          period from April 30, 1992 through April 30, 1996  3


    _   Statement of Stockholders' Equity (Deficit), from
          April 30, 1992 through April 30, 1996              4


    _   Statements of Cash Flows for the years ended
          April 30, 1996 and 1995 and for the cumulative
          period from April 30, 1992 through
          April 30, 1996                                     5


    _   Notes to Financial Statements                    6 - 8

                 PRITCHETT, SILER & HARDY, P.C.
                     430 EAST 400 SOUTH
                  SALT LAKE CITY, UTAH  84111
                       (801) 328-2727





                  INDEPENDENT AUDITORS' REPORT



Board of Directors
A. G. HOLDINGS, INC.
Indian Wells, California

We have audited the accompanying balance sheet of A. G. Holdings, Inc. [a development stage company] at April 30, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 1996 and 1995 and for the cumulative period from April 30, 1992 through April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of A. G. Holdings, Inc. for the years ended April 30, 1994, 1993 and 1992 were audited by other auditors whose reports dated November 8, 1994 and September 10, 1993 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion and based on the opinions of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of A. G. Holdings, Inc. as of April 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended April 30, 1996 and 1995, and for the cumulative period from April 30, 1992 through April 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 8 to the financial statements, the Company has incurred substantial losses, has liabilities in excess of assets and has a stockholders deficit. The Company has not yet established profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/S/ PRITCHETT, SILER & HARDY, P.C.

December 3, 1996

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                         BALANCE SHEETS


                             ASSETS


                                             April 30,
                                ____________________________
                                         1996         1995
                                    ___________  ___________
CURRENT ASSETS:
  Cash                                  $     -     $      -
                                    ___________  ___________
        Total Current Assets                  -            -
                                    ___________  ___________
                                        $     -     $      -
                                    ___________  ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                      $   467     $    250
  Note payable                            1,402        1,252
  Advances from related parties          17,019       17,019
                                    ___________  ___________
        Total Current Liabilities        18,888       18,521
                                    ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value,
   100,000,000 shares authorized,
   15,000,000 shares issued
   and outstanding at April 30,
   1996 and 1995                          1,500        1,500
  Capital in excess of par value        468,691      468,691
  Retained earnings (deficit)         (450,047)    (450,047)
  Deficit accumulated during
    the development stage              (39,032)     (38,665)
                                    ___________  ___________
  Total Stockholders' Equity (Deficit) (18,888)     (18,521)
                                    ___________  ___________
                                        $     -     $      -
                                    ___________  ___________









 The accompanying notes are an integral part of these financial statements.

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS


                                                   Cumulative
                                                     From
                              For the Years Ended  April 30,
                                   April 30,      1992 through
                        __________________________ April 30,
                                 1996      1995       1996
                           _____________________________________
REVENUE
  Sales                       $      -   $      -    $       -
                           _____________________________________
      Total Revenue                  -          -            -
                           _____________________________________
EXPENSES:
  General and administrative       217      3,627       28,608
                           _____________________________________
      Total Expenses               217      3,627       28,608
                           _____________________________________
LOSS FROM OPERATIONS             (217)    (3,627)     (28,608)

OTHER INCOME (EXPENSE)               -          -            -

INTEREST EXPENSE                   150        134          424
                           _____________________________________
LOSS FROM OPERATIONS BEFORE
  INCOME TAXES                   (367)    (3,761)     (29,032)

CURRENT INCOME TAX                   -          -            -

DEFERRED INCOME TAX                  -          -            -
                           _____________________________________
NET LOSS                      $   (367)  $   (3,761)  $(29,032)
                           _____________________________________
LOSS PER SHARE                $   (.01)  $   (.01)    $  (.01)
                           _____________________________________


















 The accompanying notes are an integral part of these financial statements.

                              A. G. HOLDINGS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FROM APRIL 30, 1992 THROUGH APRIL 30, 1996
                                                                       Deficit
                                                                        Accum-
                          Common Stock  Additional  Common   Retained   lated
                       _________________ Paid-in    Stock    Earnings  From May
                        Shares    Amount  Capital  Subscribed (Deficit) 1, 1992
                       ________________________________________________________
BALANCE, April 30, 1992 5,000,000  $ 500 $458,691 $(8,500) $(450,047) $    -

Subscription receivable
  offset against officer
  loan                       -         -       -    8,500         -         -

Net loss for the year
   ended April 30, 1993      -         -       -        -         -    (11,394)
                       _______________________________________________________
BALANCE, April 30, 1993 5,000,000    500 458,691        -  (450,047)   (11,394)

Shares of common stock
  issued for services
  at $.0001 per share   10,000,000  1,000      -        -         -         -

Prior period adjustment      -        -   10,000        -         -   (10,000)

Net loss for the year
  ended April 30, 1994       -        -        -        -         -   (13,510)
                       _______________________________________________________
BALANCE, April 30, 1994 15,000,000  1,500 468,691       -  (450,047)  (34,904)

Net loss for the year
  ended April 30, 1995       -        -        -        -         -    (3,761)
                       _______________________________________________________
BALANCE, April 30, 1995 15,000,000  1,500 468,691       -  (450,047)  (38,665)

Net loss for the year
  ended April 30, 1996       -        -        -        -         -      (367)
                       _______________________________________________________
BALANCE, April 30, 1996 15,000,000 $1,500 $468,691 $     - $(450,047) $(39,032)
                       _______________________________________________________



   The accompanying notes are an integral part of these financial statements.

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                                    Cumulative
                                                      From
                               For the Years Ended  April 30,
                                    April 30,      1992 through
                         __________________________ April 30,
                                  1996      1995       1996
                             ____________________________________
Cash Flows to Operating Activities:
 Net income (loss)             $   (367)  $ (3,761)  $(28,815)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Issuance of stock in payment of
    services                           -          -      1,000
  Changes in assets and liabilities:
   Increase (decrease) in accounts
     payable and related party
     advances                        367         3,761    5,911
                             ____________________________________
        Net Cash Flows to Operating
          Activities                   -          -    (21,904)
                             ____________________________________
Cash Flows to Investing Activities:
 Proceeds from sale of property
   and equipment                       -          -          -
                             ____________________________________
        Net Cash to
          Investing Activities         -          -          -
                             ____________________________________
Cash Flows from Financing Activities:
 Proceeds from notes payable           -          -      1,118
 Proceeds from shareholder advances    -          -     20,142
                             ____________________________________
        Net Cash from
           Financing Activities        -          -     21,260
                             ____________________________________

Net Cash Flow Activity                 -          -      (644)

Cash at Beginning of the Year          -          -        644
                             ____________________________________
Cash at End of the Year        $       -  $       -  $       -
                             ____________________________________

Supplemental Disclosures of Cash
  Flow Information:
  None

Supplemental Schedule of Noncash Investing and Financial
Activities:
  None

 The accompanying notes are an integral part of these financial statements.

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Washington and was previously engaged in filming and editing video productions for businesses in Eastern Washington until 1992. The Company is considered to have re-entered into a development stage for fiscal 1993. The Company is presently an inactive shell pursuing a suitable business opportunity. Any transaction with an operating company will likely be structured as a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the company will likely resign and be replaced by the principals of the operating company. This type of transaction will leave the current shareholders with only a small minority voice in the operating business and their interest may be insufficient to control any seats of the board of directors or to have any substantial voice in other corporate transactions.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

  Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards
  No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

NOTE 2 - NOTES PAYABLE

  The  Company has two outstanding notes payable.  The first note had an original balance of $1,100 on May 1, 1993, carried interest at 12% per annum and had scheduled payments of $50 per month, including interest. This note is payable to Huppin, Ewing, Anderson and Paul (Attorneys) and was scheduled to be paid in full on or before June 30, 1994. The balance of this note on April 30, 1996 and 1995 was $878 and $784 respectively. The second note is payable to Fruci and Associates, CPA's (former auditors of the Company), and the original balance as of November 30, 1993, was $867. The note bears interest at 12% per annum and was due on February 28, 1994. The balance on April 30, 1996 and 1995, was $524 and $468 respectively. Accrued interest has been added to the balance of the notes.

NOTE 3 - DUE TO SHAREHOLDER

  A shareholder and former president of the Company has periodically advanced funds to the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $17,019 and $17,019 as of April 30, 1996 and 1995, respectively.

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

  Common  Stock  -  During  May,  1984  in  connection  with  its
  organization  the  Company  issued  2,000,000  shares  of   its
  previously  authorized,  but  unissued  common  stock.    Total
  proceeds amounted to $449,191.

  During 1992, the Company issued 225,000 shares of common stock at $.0001 per share for cash. Total proceeds amounted to $1,500.

  During the year ended April 30, 1992 the Company's former president was issued 1,275,000 shares of common stock for cancellation of a promissory note and 1,500,000 shares of common stock for services valued at $10,000. Total proceeds amounted to $8,500.

  On  July  31,  1993,  the  Company issued  to  an  officer  and director  10,000,000 shares of common stock  valued  at  $.0001 per share for services rendered valued at $1,000.

NOTE 5 - RELATED PARTY TRANSACTIONS

  At  April  30, 1996 and 1995 the Company had $1,402 and  $1,252
  in related party notes payable, and $17,019 in advances from related parties.

  The Company issued 10,000,000 shares of common stock to a related party during 1994 for services rendered. [See Note 4]

  During the year ended April 30, 1993, the stock subscription receivable was offset against amounts payable to the Company's former president for a $7,655 loan made to the Company, and for services provided in the amount of $845.

  Office  Space - The Company has not had a need to  rent  office
  space.   An  officer of the Company allows the Company  to  use
  his address, as needed, on a rent free basis.

NOTE 6 - INCOME TAXES

  The  Company  accounts  for  income taxes  in  accordance  with
  Statement   of   Financial   Accounting   Standards   No.   109
  "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at April 30, 1996 unused operating loss carryforwards of approximately $240,000, which may be applied against future taxable income and which expire in various years beginning in 2005 through 2009. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 7 - PRIOR PERIOD ADJUSTMENT

  Legal fees of $10,000, which were incurred for services in 1992 and owed to the Company's president, were not properly charged to operations in the proper year. This correction is recorded as a prior period adjustment in the year ended April 30, 1994.

NOTE 8 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses the past few years, has liabilities in excess of assets (a stockholders deficit), and has not yet established profitable operations. This raises substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and /or through additional sales of its common stock which funds will be used to assist in establishing on-going operations or through a business acquisition. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.