Form 10KSB
period 1997-04-30
AG HOLDINGS INC /WA/
filed 1997-08-01
CIK 917300

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended April 30, 1997

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to


Commission file number 0-23180

                              A. G. HOLDINGS, INC.
         (Exact name of small business issuer in its charter)


Washington                                                           91-1253514
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or
organization)                                                    I.R.S. Employer
                                                            Identification No.)

  45110 Club Drive, Suite B Indian Wells, California                    92210
------------------------------------------------------------------------------
           (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:
(619) 360-1042

Securities registered pursuant to Section 12(b) of the Act:
      None

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

           The number of shares outstanding of the issuer's classes of Common Stock as of April 30, 1997:

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

         The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations be-tween them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

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

         (b)      Holders

                  As of April 30, 1997, there were approximately 850 holders of Company Common Stock.

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

         See Item 1.

Item 7.           Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

                  Independent Auditors' Report Balance Sheet at April 30, 1997 and 1996 Statement of Operations for the years ended April 30, 1997 and 1996 Statement of Stockholders' Equity (Deficit) Statement of Cash Flows for the years ended April 30, 1997 and 1996 Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

           Compliance with Section 16

           Not Applicable.

Item 11.Security Ownership of Certain Beneficial Owners and Management

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


Dated:July 30, 1997                      A.G. HOLDINGS, INC.



                                         By: /s/ Dempsey K. Mork
                                                 Dempsey K. Mork
                                                 President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 30, 1997.



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

                   APRIL 30, 1997 AND 1996



















               PRITCHETT, SILER & HARDY, P.C.
                CERTIFIED PUBLIC ACCOUNTANTS

                    A. G. HOLDINGS, INC.
                [A Development Stage Company]

                    FINANCIAL STATEMENTS




                          CONTENTS

                                      PAGE

    _   Independent Auditors' Report                         1


    _   Balance Sheets, April 30, 1997 and 1996              2


    _ Statements of Operations, for the years ended April 30, 1997 and 1996 and for the cumulative period from April 30, 1992 through April 30, 1997 3


    _   Statement of Stockholders' Equity (Deficit), from
          April 30, 1992 through April 30, 1997              4


    _   Statements of Cash Flows for the years ended
          April 30, 1997 and 1996 and for the cumulative
          period from April 30, 1992 through
          April 30, 1997                                     5


    _   Notes to Financial Statements                    6 - 8

                PRITCHETT, SILER & HARDY, P.C.
                    430 EAST 400 SOUTH
                 SALT LAKE CITY, UTAH 84111
                      (801) 328-2727



                  INDEPENDENT AUDITORS' REPORT



Board of Directors
A. G. HOLDINGS, INC.
Indian Wells, California

We have audited the accompanying balance sheet of A. G. Holdings, Inc. [a development stage company] at April 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 1997 and 1996 and for the cumulative period from April 30, 1992 through April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of A.
G. Holdings, Inc. for the years ended April 30, 1994, 1993 and 1992 were audited by other auditors whose reports dated November 8, 1994 and September 10, 1993 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern.

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

In our opinion and based on the opinions of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of A. G. Holdings, Inc. as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended April 30, 1997 and 1996, and for the cumulative period from April 30, 1992 through April 30, 1997 in conformity with generally accepted accounting principles.

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

June 25, 1997

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                         BALANCE SHEETS


                             ASSETS


                                             April 30,
                                ----------------------------
                                         1997         1997
                                    -----------  -----------
CURRENT ASSETS:
  Cash                                  $     -     $      -
                                    -----------  -----------
        Total Current Assets                  -            -
                                    -----------  -----------
                                        $     -     $      -
                                    -----------  -----------


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                      $ 1,145     $    467
  Note payable                            1,571        1,402
  Advances from related parties          19,965       17,019
                                    -----------  -----------
        Total Current Liabilities        22,681       18,888
                                    -----------  -----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value,
   100,000,000 shares authorized,
   15,000,000 shares issued and
   outstanding at April 30, 1997
   and 1996                               1,500        1,500
  Capital in excess of par value        468,691      468,691
  Retained earnings (deficit)         (450,047)    (450,047)
  Deficit accumulated during
   the development stage               (42,825)     (39,032)
                                    -----------  -----------
  Total Stockholders' Equity (Deficit) (22,681)     (18,888)
                                    -----------  -----------
                                        $     -     $      -
                                    -----------  -----------









 The accompanying notes are an integral part of these financial statements.

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS


                                                   Cumulative
                                                     From
                              For the Years Ended  April 30,
                                   April 30,      1992 through
                           _______________________ April 30,
                                 1997      1996       1997
                           -------------------------------------
REVENUE
  Sales                       $      -   $      -    $       -
                           -------------------------------------
      Total Revenue                  -          -            -
                           -------------------------------------
EXPENSES:
  General and administrative     3,625        217       42,233
                           -------------------------------------
      Total Expenses             3,625        217       42,233
                           -------------------------------------
LOSS FROM OPERATIONS           (3,625)      (217)     (42,233)

OTHER INCOME (EXPENSE)               -          -            -

INTEREST EXPENSE                   168        150          592
                           -------------------------------------
LOSS FROM OPERATIONS BEFORE
  INCOME TAXES                 (3,793)      (367)     (42,825)

CURRENT INCOME TAX                   -          -            -

DEFERRED INCOME TAX                  -          -            -
                           -------------------------------------
NET LOSS                    $   (3,793)  $   (367)    $(42,825)
                           -------------------------------------
LOSS PER SHARE                $    (.00) $    (.01) $      (.01)
                           -------------------------------------













 The accompanying notes are an integral part of these financial statements.

                              A. G. HOLDINGS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FROM APRIL 30, 1992 THROUGH APRIL 30, 1996
                                                                        Deficit
                                                                        Accum-
                         Common Stock    Additional Common   Retained   ulated
                        _______________   Paid-in   Stock    arnings From May1
                         Shares   Amount  Capital Subscribed (Deficit)  1992
                        ----------  -----  -------  --------  ---------  -----
BALANCE, April 30, 1992  5,000,000 $  500 $458,691  $(8,500) $(450,047) $    -

Subscription receivable
 offset against officer loan     -      -        -    8,500         -        -

Net loss for the year
 ended April 30, 1993            -      -        -        -         -  (11,394)
                        ---------- ------  -------  ------- --------- --------
BALANCE, April 30, 1993  5,000,000    500  458,691        - (450,047)  (11,394)

Shares of common stock
 issued for services
 at $.0001 per share    10,000,000  1,000        -        -         -         -

Prior period adjustment         -       -   10,000        -         -  (10,000)

Net loss for the year
 ended April 30, 1994           -       -        -        -         -  (13,510)
                        ---------- ------  -------  -------- -------- --------
BALANCE, April 30, 1994 15,000,000  1,500  468,691        - (450,047)  (34,904)

Net loss for the year
 ended April 30, 1995           -       -        -        -         -   (3,761)
                        ---------- ------  -------  -------- --------- -------
BALANCE, April 30, 1995 15,000,000  1,500  468,691        -  (450,047) (38,665)

Net loss for the year
 ended April 30, 1996           -       -        -        -         -    (367)
                        ---------- ------  -------  -------- --------  -------
BALANCE, April 30, 1996 15,000,000  1,500  468,691        -  (450,047) (39,032)

Net loss for the year
 ended April 30, 1997           -       -        -        -        -   (3,793)
                        ---------- ------  -------  --------  -------  -------
BALANCE, April 30, 1997 15,000,000 $1,500 $468,691  $     - $(450,047)$(42,825)
                        ---------- ------  -------  --------  -------  -------

   The accompanying notes are an integral part of these financial statements.

                      A. G. HOLDINGS, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                                    Cumulative
                                                      From
                               For the Years Ended  April 30,
                                    April 30,      1992 through
                         __________________________ April 30,
                                  1997      1996       1997
                             ------------------------------------
Cash Flows to Operating Activities:
 Net income (loss)             $ (3,793)  $   (367)  $   (42,825)
 Adjustments to reconcile
  net loss to net cash used
  by operating activities:

  Issuance of stock in payment of
    services                           -          -       1,000
  Changes in assets and liabilities:
   Increase (decrease) in accounts
     payable and related
     party advances                3,793         367      19,921
                             ------------------------------------
        Net Cash Flows to
         Operating Activities          -          -     (21,904)
                             ------------------------------------
Cash Flows to Investing Activities:
 Proceeds from sale of property
   and equipment                       -          -          -
                             ------------------------------------
        Net Cash to
          Investing Activities         -          -           -
                             ------------------------------------
Cash Flows from Financing Activities:
 Proceeds from notes payable           -          -        1,118
 Proceeds from shareholder advances    -          -       20,142
                             ------------------------------------
        Net Cash from
          Financing Activities         -          -       21,260
                             ------------------------------------

Net Cash Flow Activity                 -          -        (644)

Cash at Beginning of the Year          -          -         644
                             ------------------------------------
Cash at End of the Year        $       -  $       -  $       -
                             ------------------------------------

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

NOTE 2 - NOTES PAYABLE

  The Company has two outstanding notes payable. The first note had an original balance of $1,100 on May 1, 1993, carried interest at 12% per annum and had scheduled payments of $50 per month, including interest. This note is payable to Huppin, Ewing, Anderson and Paul (Attorneys) and was scheduled to be paid in full on or before June 30, 1994. The balance of this note on April 30, 1997 and 1996 was $878 and $784 respectively. The second note is payable to Fruci and Associates, CPA's (former auditors of the Company), and the original balance as of November 30, 1993, was $867. The note bears interest at 12% per annum and was due on February 28, 1994. The balance on April 30, 1997 and 1996, was $1,571 and $1,402 respectively. Accrued interest has been added to the balance of the notes.

NOTE 3 - DUE TO SHAREHOLDER

  During 1997, the president of the Company advanced funds to the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amount to $2,946 as of April 30, 1997.

  A shareholder and former president of the Company has periodically advanced funds to the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $17,019 and $17,019 as of April 30, 1997 and 1996, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

  At April 30, 1997 and 1996 the Company had $1,402 and $1,252 in related party notes payable, and $19,965 and $17,019 in advances from related parties.

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

  The Company has available at April 30, 1997 unused operating loss carryforwards of approximately $242,000, which may be applied against future taxable income and which expire in various years beginning in 2005 through 2009. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

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