Form 10-Q
period 1997-07-31
AG HOLDINGS INC /WA/
filed 1997-09-19
CIK 917300

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549                       Page 1 of 6 Sequentially
            FORM 10-QSB                                   Numbered Document


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-23180


                               A.G. HOLDINGS, INC.
             (Exact Name of Registrant as specified in its Charter)



            Washington                                            91-1253514
(State or other Jurisdiction of                        I.R.S. Employer Identi-
Incorporation or Organization                                     fication No.)

45110 Club Drive, Suite B, Indian Wells, California                   92210
(Address of Principal Executive Offices)                          (Zip Code)

                                                  (619) 360-1042
              (Registrant's Telephone Number, including Area Code)




           Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                            Yes   X           No

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                                 15,000,000
-----------------------------------                     -----------------------
Title of Class                                     Number of Shares outstanding
                                                            at January 31, 1997

No Exhibits included.

A. G. HOLDINGS, INC.
(A Development Stage Company)

BALANCE SHEET

ASSETS

                                                     July 31,         April 30,
                                                       1997             1997

CURRENT ASSETS:
      Cash                                         $_______-       $_______-

              Total Current Assets                             -
    -

TOTAL ASSETS                                     $              -      $     -
                                              ========
=======

LIABILITIES AND STOCKHOLDERSAE EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable                         $      1,145       $      1,145
      Note Payable                            1,571
1,571
      Advances from related parties             30,314             19,965
                                            ---------
--------
             Total Current Liabilities          33,030      $     22,681
                                             ---------
-------

STOCKHOLDERSAE EQUITY (DEFICIT):
      Common stock, $.0001 par value, 100,000,000
         shares authorized, 15,000,001 shares issued
         and outstanding at July 31 and April 30, 1997 1,500              1,500
      Capital in excess of par value                 468,691          468,691
      Retained earnings (deficit)                   (450,047)      (450,047)
      (Deficit) accumulated during the development
          stage                                      (  53,174)      (  42,825)
                                                        --------
--------
             Total StockholderAEs Equity (Deficit)   (  33,030)      (  22,281)

                                                    --------
--------

TOTAL LIABILITIES & STOCKHOLDERSAEEQUITY   $        -       $             -
                                                     =======
=======

The accompanying notes are an integral part of these financial statements

-2-

A. G. HOLDINGS, INC.
 (A Development Stage Company)

STATEMENT OF OPERATIONS

Cummulative
                     From
          For the Three Months Ended   April 30,
                                  July 31  1992 through
                                    _____________________________July 31,
                             1997                  1996                    1997
                                ---------      -----------         -----------
REVENUES
      Sales              $          -    $            -       $
     -
                              ---------      -----------         -----------
                     Total Revenues       -                         -
  -
                              ---------      -----------         -----------
EXPENSES
     General and administrative10,349             -                  42,582
                              ---------      -----------         -----------
                     Total Expenses
                                10,349             -                42,582
                              ---------      -----------         ------------
LOSS FROM OPERATIONS       (  10,349)                -             ( 42,582)

OTHER INCOME (EXPENSE)              -                -                   -

INTEREST EXPENSE                    -                -                  592
                              --------        ----------           ----------
LOSS FROM OPERATIONS
   BEFORE INCOME TAXES      ( 10,349)                -             (  43,174)

CURRENT INCOME TAX                      -            -                  -

DEFERRED INCOME TAX                    -               -                  -
                                --------        ----------           ----------
NET (LOSS)                    $ ( 10,349)     $         -          $ (  43,174)
                                  ======          =========           =========

NET (LOSS) PER SHARE       $       (0.0007)        $      -          $ (0.003)
                                   ======          =========           =========
No. Shares Outstanding 15,000,001 at 4/30/97 and 7/31/97

The accompanying notes are an integral part of these financial statements

-3-
A. G. HOLDINGS, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

          For the Three Months Ended          April 30,  July 31,   1992
through
                                _______________________     July 31,
                                           1997                1996
1997
                         ------------     ---------
----------
Cash Flows to Operating Activities:
   Net income (loss)                      $  ( 10,349)  $ -      $  (   43,174)
   Adjustments to reconcile net (loss) to
     net cash used by operating activities:
     Issuance of stock payment of services     -                     -
1,000
     Changes in assets and liabilities:
       Increase (decrease) in accounts
        payable and related party advances      10,349   -               20,270
                                              ------------      ---------
----------
Net Cash Flows to Operating Activites    -             -         (   21,904)
                                       ------------      ---------
---------
Cash Flows to Investing Activities:
   Proceeds from sales of property
     and equipment                      -                      -
           -
                                        ------------      ---------

---------
Net Cash to Investing Activities         -                      -
     -
                                    ------------      ---------
--------
Cash Flows from Financing Activities:
   Proceeds from notes payable           -                      -
1,118
   Proceeds from shareholder advances    -                      -        20,142
                                     ------------      ---------
--------
Net Cash from Financing Activities       -                      -
21,260
                                     ------------      ---------
--------
Net Cash Flow Activity                -                      -
(644)

Cash at Beginning of the Year         -                      -           644
                                    ------------      ---------
--------
Cash at End of Year           $                   -       $        -     $
     -
                                    ===========      ========
=======

The accompanying notes are an integral part of these financial statements

-4-

A. G. HOLDINGS, INC.
(A Development State Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
July 31, 1997
1.      Comments
         The accompanying financial statements are unaudited, but in the opinion of the Management of the Company, contain all adjustments, consisting of only normal recurring accruals necessary to present fairly the financial position at July 31, 1997, the results of operations for the three months ended July 31, 1996 and 1997, and the cash flows for the three months ended July 31, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended April 30, 1997 included in the CompanyAEs Form 10-KSB.

         The results of operations for the three months ended July 31, 1997, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 1998.

Item 2.  MANAGEMENTAES DISCUSSION AND ANALYSIS OF THE RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

             The Company has not commenced operations and has no working capital.

PART II.  OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
                           None

Item 2.  CHANGES IN SECURITIES
                           None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                          None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                          See Item 2

Item 5.  OTHER INFORMATION
                         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                         None
-5-


SIGNATURES

           Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf the undersigned thereto duly authorized.

Date:  September 15, 1997                    By: /s/ Dempsey K. Mork
                                                     Dempsey K. Mork
                                            President (chief financial officer
                                     and accounting officer and duly authorized
officer

-6-




SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:    September 15, 1997               By: ______________________________
                                            Dempsey K. Mork
                                     President (chief fiancial officer and


                                   accounting officer and duly authorized
officer)