Form 10QSB
period 1998-01-31
BAHUI USA INC
filed 1998-06-16
CIK 917300

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1997

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

                                                 (760) 360-1042
                           (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                             15,000,001
-----------------------------------                   -----------------------
Title of Class                                      Number of Shares outstanding
                                                        at October 31, 1997

No Exhibits included.



                                               A.G. HOLDINGS, INC.
                                      (A Company in the Development Stage)

                                                 BALANCE SHEETS


                                                     ASSETS


                                                                October 31,        July 31,
                                                                   1997              1997


CURRENT ASSETS

     Total Current Assets


TOTAL ASSETS                                                  $           --    $           --




                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts Payable                                         $        1,145    $        1,145
     Note Payable                                                      1,571             1,571
     Advances from Related Parties                                    30,314            30,314
     Total Current Liabilities                                $       30,030    $       30,030



STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value, 100,000,000
       shares authorized, 15,000,001 shares issued
       and outstanding at July 31 and April 30, 1997                   1,500             1,500
     Capital in excess of par value                                  468,691           468,691
     Retained Earnings (Deficit)                                     (450,047)         (450,047)
     Deficit accumulated during development stage                    (53,174)          (53,174)



     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $           --    $           --


                                 See accompanying Notes to Financial Statements

                                                     -2-


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                     CUMULATIVE
                                                                                FOR THE SIX       FOR THE SIX      FROM INCEPTION
                                                                               MONTHS ENDED      MONTHS ENDED      APRIL 30, 1992
                                                                                OCTOBER 31,       OCTOBER 31,            TO
                                                                                   1997              1996         OCTOBER 31, 1997
                                                                                   ----              ----         ----------------

REVENUES
   Sales                                                                       $        --        $        --       $        --

      Total Revenues                                                                    --                 --                --



EXPENSES
   General and Administrative                                                       10,349                 --           (42,582)
      Total Expenses                                                                10,349                 --            42,582


LOSS FROM OPERATIONS                                                               (10,349)                --           (42,582)

OTHER INCOME (EXPENSE)                                                                  --                 --                --

INTEREST EXPENSE                                                                        --                 --               592


LOSS FROM OPERATIONS
   BEFORE INCOME TAXES                                                             (10,349)                --           (43,174)
CURRENT INCOME TAX                                                                      --                 --                --

DEFERRED INCOME TAX                                                                     --                 --                --



NET (LOSS)                                                                        (10,349)        $        --       $  (43,174)

NET (LOSS) PER SHARE                                                           $   (.0007)        $        --       $    (.003)
No. Shares Outstanding 15,000,001 at 7/31/97 and 10/31/97



                                 See accompanying Notes to Financial Statements

                                                     -3-




                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                        FOR THE SIX         FOR THE SIX       FROM INCEPTION
                                                       MONTHS ENDED        MONTHS ENDED       APRIL 30, 1992
                                                        OCTOBER 31,         OCTOBER 31,             TO
                                                           1997                1996          OCTOBER 31, 1997
                                                           ----                ----          ----------------

Cash Flows From Operating Activities:

  Net Income (Loss)                                     $  (10,349)        $        --         $  (43,174)

  Adjustments to reconcile net (loss) to net cash used by operating activities:
   Issuance of stock payment services                            --                 --               1,000
  Changes in assets and liabilities:
   Increase (decrease) in accounts payable
    and related party advances                               10,349                 --              20,270



CASH FLOWS TO INVESTING ACTIVITIES:
  Proceeds from sales of property and equipment                  --                 --                  --

  Net Cash to Investing Activities                               --                 --                  --



CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    --                 --               1,118

  Proceeds from shareholder advances                             --                 --              20,142

NET CASH FLOW ACTIVITY                                           --                 --               (644)

CASH AT BEGINNING OF THE YEAR                                    --                 --                 644

CASH AT END OF THE YEAR                                 $        --        $        --         $        --


                                 See accompanying Notes to Financial Statements

                                                     -4-

                                                A.G. HOLDINGS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                 October 31, 1997


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the Management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at October 31, 1997, the results of operations for the six months ended October 31, 1996 and 1997, and the cash flows for the six months ended October 31, 1996 and 1997. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended April 30, 1997 included in the Company's Form 10-KSB and the three months ended July 31, 1997 Form 10-QSB.

         The results of operations for the six months ended October 31, 1997, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AS OF OCTOBER 31, 1997

         The Company has not commenced operations and has no working capital.

                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
                 None

Item 2.  CHANGES IN SECURITIES
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                 None

Item 5.  OTHER INFORMATION
                 None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 None

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     September 15, 1998             By:  /s/ Dempsey K. Mork
          --------------------------         --------------------
                                             Dempsey K. Mork
                                             President (Chief Financial Officer,
                                             Accounting Officer and Duly
                                             Authorized Officer)

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     September 15, 1997   By:
                                  Dempsey K. Mork
                                  President (Chief Financial Officer, Accounting Officer and Duly Authorized Officer)