Form 10QSB
period 1998-01-31
BAHUI USA INC
filed 1998-06-23
CIK 917300

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549
                                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1998

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

                                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                             15,000,001
-----------------------------------                  -----------------------
Title of Class                                     Number of Shares outstanding
                                                        at January 31, 1998

No Exhibits included.


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                              April 30,           January 31,
                                                                                                1997                 1998

CURRENT ASSETS                                                                               $     --             $     --

OTHER ASSETS                                                                                       --                   --

                                                                                             $                    $




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts Payable                                                                      $     1,145          $     1,145
    Note Payable                                                                                1,571                1,571
    Advances from Related Parties                                                              19,965               30,314
    Total Current Liabilities                                                             $    22,681          $    33,030

STOCKHOLDERS' EQUITY
    Common stock - authorized 100,000,000 shares $.0001 par value,
    issued and outstanding 15,000,000                                                           1,500                1,500
    Additional paid in capital                                                                468,691              468,691
    Retained Earnings (Deficit)                                                             (450,047)            (450,047)
    Deficit accumulated during development stage                                             (42,825)             (53,174)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                  (22,681)             (33,030)
                                                                                          $                    $

                                 See accompanying Notes to Financial Statements

                                                     -2-


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                           FOR THE NINE       FOR THE NINE       FOR THE THREE     FOR THE THREE     FROM INCEPTION
                                           MONTHS ENDED       MONTHS ENDED       MONTHS ENDED      MONTHS ENDED     (APRIL 30, 1992)
                                            JANUARY 31,        JANUARY 31,        JANUARY 31,       JANUARY 31,            TO
                                               1997               1998               1997              1998         JANUARY 31, 1998


REVENUES                                     $                  $                 $       -0-        $       -0-       $       -0-

COSTS AND EXPENSES                                   329             10,349               -0-            (5,494)       $    52,582

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE                       $     (329)        $  (10,349)       $       -0-        $   (5,494)       $  (52,582)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                        15,000,000         15,000,000        15,000,000         15,000,000


LOSS PER COMMON SHARE                        $       nil        $       nil       $       nil        $       nil


                                 See accompanying Notes to Financial Statements

                                                     -3-




                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                           FOR THE NINE        FOR THE NINE      APRIL 30, 1992
                                                                           MONTHS ENDED        MONTHS ENDED          THROUGH
                                                                            JANUARY 31,         JANUARY 31,        JANUARY 31,
                                                                               1998                1997               1998

Cash Flows From Operating Activities:

  Net Loss                                                                 $  (10,349)         $       -0-         $  (53,174)
  Other - Stock Issuance                                                           -0-                 -0-               1,000
  Increase in Accounts Payable and related
    party advances                                                              10,349                 -0-              30,270

    CASH USED BY OPERATING ACTIVITIES                                              -0-                 -0-            (21,904)

INCREASE IN CASH                                                                   -0-                 -0-                 -0-

CASH BALANCE - BEGINNING                                                           -0-                 -0-                 -0-
CASH BALANCE - ENDING                                                      $       -0-         $       -0-         $       -0-


                                 See accompanying Notes to Financial Statements

                                                     -4-

                                                A.G. HOLDINGS, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 January 31, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1998, the results of operations for the three and nine months ended January 31, 1997 and 1998, and the cash flows for the nine months ended January 31, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended April 30, 1997 included in the Company's Form 10-KSB.

         The results of operations for the three and nine months ended January 31, 1998, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 1998.

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


Date:     April 21, 1998                  By:   /s/ Dempsey K. Mork
          --------------------------            --------------------
                                          Dempsey K. Mork
                                          President and Chief Financial Officer

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     April 21, 1998              By:
                                          Dempsey K. Mork
                                          President and Chief Financial Officer