Form 10KSB
period 1998-04-30
BAHUI USA INC
filed 1998-08-26
CIK 917300

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended April 30, 1998

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to


Commission file number 0-23180

                              A. G. HOLDINGS, INC.
         (Exact name of small business issuer in its charter)

Washington                                                   91-1253514
 -----------------------------------------------------------------------------
(State or other jurisdiction of incorporation or
organization)                                            (  I.R.S. Employer
                                                         Identification No.)

  45110 Club Drive, Suite B Indian Wells, California               92210
 ------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (619) 360-1042

Securities registered pursuant to Section 12(b) of the Act:
      None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, $.0001 par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                  YES   X          NO
Check disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           State issuer's revenues for its most recent fiscal year: $-0-

           The aggregate market value of the voting stock held by non-affiliates of the registrant was not determinable because the common stock does not trade on any market.

           The number of shares outstanding of the issuer's classes of Common Stock as of April 30, 1998:

Common Stock, $.0001 Par Value -  3,130,078 shares
 ---------------------------------------------------

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

            A.G. Holdings Inc.(the "Company") announced in December of 1997 that it had recently acquired a Hong Kong corporation named Green Bamboo Ltd., which owns 65% of Jiangyin Zhiye Real Estate Co. The company changed its name to Bahui USA, Inc. and three weeks after the transaction closed, the government of China intervened and requested a rescission. The company did not issue any compensation to its officers and directors, however it did issue 3,100,000 shares to a related company where A G Holdings' officers and directors hold similar positions. The transaction has since been rescinded because the Green Bamboo shareholder was unable to deliver his shares of Green Bamboo. The company has changed its name back to AG Holdings, Inc.

         The executive offices of the Company are located at 45110 Club Drive, Suite B, Indian Wells, California 92210. Its telephone number is (760) 360-1042.

Plan of Operation - General

         The Company's current plans are to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

         It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

         It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the
 Company would retain less than 20% of the issued and outstanding of the surviving entity, which could result in significant dilution in the equit of such shareholders.

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

         With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilution effect on the percentage of shares held by the Company's then shareholders.

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






                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters


         (a)      Market Information

                  The Company's Common Stock has not traded on any market for the past 4 years.

         (b)      Holders

                  As of April 30, 1998, there were approximately 850 holders of Company Common Stock.

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

         See Item 1.

Item 7.           Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

                  Independent Auditors' Report Balance Sheet at April 30, 1998 and 1997 Statement of Operations for the years ended April 30, 1998 and 1997 Statement of Stockholders' Equity (Deficit) Statement of Cash Flows for the years ended April 30, 1998 and 1997 Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Registrant's former independent accountants Terrance J. Dunne, CPA ("Dunne") resigned on November 1, 1996. The report by Dunne on the financial statements of the Registrant dated November 8, 1994, including the statement of financial condition as of April30, 1994, and the statements of operations, cash flows and changes in shareholders' equity for the year then ended did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except as to the going concern nature of the Company. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


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

           The Company has not established other policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities because management has not been able to develop any workable policies or procedures. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and failure by management to conduct the Company's business in the Company's best interest may result in liability to the management. The officers and directors are accountable to the Company as fiduciaries, which means that they are required to exercise good faith and integrity in handling the Company's affairs. Officers and directors will be required to disclose to each company the liability of each potential acquisition. Shareholders who believe that the Company has been harmed by failure of an officer or director to appropriately resolve any conflict of interest may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights. Although officers and directors believe that future shareholders are implying consent to management's informal method of allocating opportunities, there can be no assurance that such belief will be supported by the Nevada courts.





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

           Compliance with Section 16

           Not Applicable.



Item 11.Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth information relating to the beneficial ownership of Company Common Stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, based on 3,130,078 shares outstanding. The addresses of each other and directors is in care of the Company. All persons have sole investment and voting power unless otherwise noted and all share amounts reflect the 1 for 500 reverse stock split effected on August 20, 1997.


                                                    Percentage
           Name of                 Number of        of Outstanding
           Stockholder             Shares Owned     Common Stock

       Dempsey K. Mork(1)               2,818,000(2)   90.0 %

       Randall A Baker(1)                 100,000       3.2 %

       Robert J Filiatreaux(1)            100,000       3.2 %

       All officers and directors
       as a group (3 persons)           3,020,000      96.5 %




(1)  The address of this person is c/o of the Company.
(2)  Includes shares issued in name of wife.

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


Dated: August 24, 1998                      A.G. HOLDINGS, INC.



                                         By: /s/ Dempsey K. Mork
                                                 Dempsey K. Mork
                                                 President









          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 24, 1998.



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

                         APRIL 30, 1998 AND 1997























                     PRITCHETT, SILER & HARDY, P.C.
                      CERTIFIED PUBLIC ACCOUNTANTS

                          A. G. HOLDINGS, INC.
                      [A Development Stage Company]

                          FINANCIAL STATEMENTS




                                CONTENTS

                                                          PAGE

    -   Independent Auditors' Report                         1


    -   Balance Sheets, April 30, 1998 and 1997              2


    -   Statements of Operations, for the years ended
          April 30, 1998 and 1997 and for the cumulative
          period from April 30, 1992 through April 30, 1998  3


    -   Statement of Stockholders' Equity (Deficit), from
          April 30, 1992 through April 30, 1998          4 - 5


    -   Statements of Cash Flows for the years ended
          April 30, 1998 and 1997 and for the cumulative
          period from April 30, 1992 through April 30, 1998  6


    -   Notes to Financial Statements                   7 - 10

                     PRITCHETT, SILER & HARDY, P.C.
                          430 East 400 South
                      Salt Lake City, Utah 84111
                           (801) 328-2727



                      INDEPENDENT AUDITORS' REPORT



Board of Directors
A. G. HOLDINGS, INC.
Indian Wells, California

We have audited the accompanying balance sheet of A. G. Holdings, Inc. [a development stage company] at April 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 1998 and 1997 and for the cumulative period from April 30, 1992 through April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of A. G. Holdings, Inc. for the years ended April 30, 1994, 1993 and 1992 were audited by other auditors whose reports dated November 8, 1994 and September 10, 1993 expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern.

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

In our opinion and based on the opinions of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of A. G. Holdings, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years ended April 30, 1998 and 1997, and for the cumulative period from April 30, 1992 through April 30, 1998 in conformity with generally accepted accounting principles.

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

June 26, 1998

                          A. G. HOLDINGS, INC.
                      [A Development Stage Company]

                             BALANCE SHEETS


                                 ASSETS


                                             April 30,
                                ____________________________
                                         1998         1997
                                    ___________  ___________
CURRENT ASSETS:
  Cash                                  $     -     $      -
                                    ___________  ___________
        Total Current Assets                  -            -
                                    ___________  ___________
                                        $     -     $      -
                                    ___________  ___________


             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable and
    other accrued liabilities        $  5,353    $     1,145
  Note payable                            1,518        1,571
  Advances from related parties          21,295       19,965
                                    ___________  ___________
        Total Current Liabilities        28,166       22,681
                                    ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT) [Restated]:
  Common stock, $.0001 par value,
   100,000,000 shares authorized,
   3,130,078 and 30,078 shares
   issued and outstanding at
   April 30, 1998 and 1997                  313            3
  Capital in excess of par value        470,188      470,188
  Retained earnings (deficit)         (450,047)    (450,047)
  Deficit accumulated during
    the development stage              (48,620)     (42,825)
                                    ___________  ___________
 Total Stockholders' Equity (Deficit)  (28,166)     (22,681)
                                    ___________  ___________
                                        $     -     $      -
                                    ___________  ___________









     The accompanying notes are an integral part of these financial statements.

                          A. G. HOLDINGS, INC.
                      [A Development Stage Company]

                        STATEMENTS OF OPERATIONS


                                                   Cumulative
                                                     From
                              For the Years Ended  April 30,
                                   April 30,      1992 through
                           _____________________    April 30,
                                 1998      1997       1998
                           _____________________________________
REVENUE
  Sales                       $      -   $      -    $       -
                           _____________________________________
      Total Revenue                  -          -            -
                           _____________________________________
EXPENSES:
  General and administrative     4,901      3,625       47,134
                           _____________________________________
      Total Expenses             4,901      3,625       47,134
                           _____________________________________
LOSS FROM OPERATIONS           (4,901)    (3,625)     (47,134)

OTHER INCOME (EXPENSE)               -          -            -

INTEREST EXPENSE                   894        168        1,486
                           _____________________________________
LOSS FROM OPERATIONS BEFORE
  INCOME TAXES                 (5,795)    (3,793)     (48,620)

CURRENT INCOME TAX                   -          -            -

DEFERRED INCOME TAX                  -          -            -
                           _____________________________________
NET LOSS                   $   (5,795)  $ (3,793)    $(48,620)
                           _____________________________________
LOSS PER SHARE                $ (.01)    $(.13)      $ (.24)
                           _____________________________________


















     The accompanying notes are an integral part of these financial statements.

                              A. G. HOLDINGS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FROM APRIL 30, 1992 THROUGH APRIL 30, 1998

                                   [RESTATED]

                                                                    Deficit
                                                                    Accumu-
                        Common Stock   Additional Common   Retained lated
                       ______________  Paid-in    Stock    Earnings From May
                        Shares  Amount Capital  Subscribed (Deficit)  1,1992
                       _______  _____  _______  ________  _________  _______
BALANCE, April 30, 1992  10,000    $1  $459,190  $(8,500) $(450,047)   $  -

Subscription receivable
 offset against
 officer loan                -       -         -  8,500         -         -

Net loss for the year
 ended April 30, 1993        -       -         -      -         -   (11,394)
                       ____________________________________________________
BALANCE, April 30, 1993 10,000       1   459,190      -  (450,047)  (11,394)

Shares of common stock
 issued for services
 at $.0001 per share    20,000       2       998      -         -         -

Prior period adjustment      -       -    10,000      -         -  (10,000)

Net loss for the year
 ended April 30, 1994        -       -         -      -         -   (13,510)
                       _____________________________________________________
BALANCE, April 30, 1994 30,000       3   470,188      -  (450,047)  (34,904)

Net loss for the year
 ended April 30, 1995        -       -         -      -         -     (3,761)
                       _____________________________________________________
BALANCE, April 30, 1995 30,000       3   470,188      -  (450,047)   (38,665)

Net loss for the year
 ended April 30, 1996         -      -         -      -        -        (367)
                       _____________________________________________________
BALANCE, April 30, 1996  30,000      3   470,188      -  (450,047)   (39,032)

Net loss for the year
 ended April 30, 1997         -      -         -      -        -      (3,793)
                       _____________________________________________________





                                   [Continued]

                              A. G. HOLDINGS, INC.
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FROM APRIL 30, 1992 THROUGH APRIL 30, 1998

                                   [RESTATED]

                                   [CONTINUED]
                                                                     Deficit
                                                                     Accumu-
                         Common Stock   Additional Common Retained   lated
                       ________________ Paid-in    Stock  Earnings   From May
                         Shares  Amount  Capital Subscribed (Deficit)  1,1992
                       _______________  _________  _____  _________  _______
BALANCE, April 30, 1997  30,000      3    470,188    -   (450,047)   (42,825)

Issuance of 14,670,000
  shares of common stock
  at par value of $.0001
  per share during December,
  1997, in connection
  with a business
  acquisition         14,670,000   1,467        -     -         -          -

Cancellation of
  14,670,000 shares of
  common stock previously
  issued with
  unsuccessful business
  acquisition         (14,670,000) (1,467)      -      -        -          -

Issuance of 3,100,000
  shares of common stock
  at par value of $.0001
  per share in payment of
  consulting fees during
  December, 1997, in
  connection with
  unsuccessful business
  acquisition            3,100,000   310         -     -        -          -


Shares issued due to
 rounding in 1 for 500
 common stock split,
 August, 1997                   78

Net loss for the year
 ended April 30, 1998            -      -         -    -        -      (5,795)
                       _______________________________________________________
BALANCE, April 30, 1998  3,130,078 $  313  $470,188 $  -  $(450,047) $(48,620)
                       _______________________________________________________






   The accompanying notes are an integral part of these financial statements.

                          A. G. HOLDINGS, INC.
                      [A Development Stage Company]

                        STATEMENTS OF CASH FLOWS

            Increase (Decrease) in Cash and Cash Equivalents

                                                    Cumulative
                                                      From
                               For the Years Ended  April 30,
                                    April 30,      1992 through
                             ______________________  April 30,
                                  1998      1997       1998
                             ____________________________________
Cash Flows Used By
   Operating Activities:
 Net income (loss)             $ (5,795)  $ (3,793)  $(48,620)
 Adjustments to reconcile
   net loss to net cash used
   by operating activities:
  Issuance of stock in payment of
    consulting fees                  310          -      1,310
  Changes in assets and liabilities:
   Increase (decrease) in
     accounts payable,
     related party advances,
     and other accrued
     liabilities                    5,485      3,793     25,406

  Net Cash Flows to Operating
          Activities                   -          -    (21,904)
                             ____________________________________
Cash Flows to
  Investing Activities:
 Proceeds from sale of property
   and equipment                       -          -          -
                             ____________________________________
  Net Cash to Investing Activities     -          -        -
                             ____________________________________
Cash Flows from Financing Activities:
 Proceeds from notes payable           -          -       1,118
 Proceeds from shareholder advances    -          -      20,142
                             ____________________________________
  Net Cash from Financing Activities   -          -     (21,260)
                             ____________________________________

Net Cash Flow Activity                 -          -      (644)

Cash at Beginning of the Year          -          -        644
                             ____________________________________
Cash at End of the Year        $       -  $       -  $       -
                             ____________________________________

Supplemental Disclosures of Cash
  Cash paid during the year for:
  Interest                     $       -  $       -  $       -
  Income Tax                   $       -  $       -  $       -





                               [Continued]

                          A. G. HOLDINGS, INC.
                      [A Development Stage Company]

                        STATEMENTS OF CASH FLOWS

            Increase (Decrease) in Cash and Cash Equivalents

                               [CONTINUED]



Supplemental Schedule of Noncash Investing and Financial Activities:
  For the year ended April 30, 1998:
     During December, 1997, 14,670,000 shares of common stock were issued in connection with a business acquisition. The acquisition was subsequently rescinded and the shares were returned for cancellation. In connection with the unsuccessful business acquisition a total of 3,100,000 shares were issued at a nominal value to officers and directors of the company for consulting services rendered.

  For the year ended April 30, 1997:
     None.
































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

  Earnings (Loss) Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB 128 "Earnings Per Share".

  Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

  Reclassification - The financial statements for periods prior to 1998 have been reclassified to conform to the titles and headings used in the 1998 financial statements.

  Stock Split - During August, 1997, the Board of directors authorized a 1 for 500 reverse stock split of the issued and outstanding common shares of the Company. The Company retained the authorized shares at 100,000,000 shares with the par value at $.0001 per share. The financial statements for all periods presented have been restated to reflect the effect of the reverse common stock split.

NOTE 2 - NOTES PAYABLE

  The company has various notes payable issued to related parties in the total amount of $1,518. These notes bear interest at rates of 12% and 18% per annum on the unpaid balance, and are payable on demand.

NOTE 3 - DUE TO SHAREHOLDER

  During 1997, the president of the Company advanced funds to the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amount to $4,276 and $2,946 as of April 30, 1998 and 1997.

  A shareholder and former president of the Company has periodically advanced funds to the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $17,019 as of April 30, 1998 and 1997.

                          A. G. HOLDINGS, INC.
                      [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

  Common Stock - During December, 1997, the Company issued 3,100,000 shares of common stock valued at $.0001 per share to certain officers, directors, and consultants of the Company in payment of consulting fees related to an unsuccessful business acquisition. [See Note 10]

  During December, 1997, the Company issued 14,670,000 shares of common stock in connection with the acquisition of Green Bamboo, Ltd. The transaction was subsequently rescinded and the shares were cancelled. [See Note 10]

  During August, 1997, the Board of Directors effected a 1 for 500 reverse stock split of the issued and outstanding common shares of the Company. Immediately after the split there were 30,078 shares issued and outstanding. The financial statements for all periods presented have been restated to reflect the stock split. [See Note 10]

  On July 31, 1993, the Company issued to an officer and director 20,000 shares of common stock valued at $.0001 per share for services rendered valued at $1,000.

  During 1992, the Company issued 450 shares of common stock at $.0001 per share for cash. Total proceeds amounted to $1,500.

  During the year ended April 30, 1992 the Company's former president was issued 2,550 shares of common stock for cancellation of a promissory note and 3,000 shares of common stock for services valued at $10,000. Total proceeds amounted to $8,500.

  During May, 1984 in connection with its organization the Company issued 4,000 shares of its previously authorized, but unissued common stock. Total proceeds amounted to $449,191.

NOTE 5 - RELATED PARTY TRANSACTIONS

  The Company issued 3,100,000 shares of common stock to officers, directors, and other related parties during December, 1997, in payment of consulting fees related to an unsuccessful business acquisition. The stock was issued at $.0001 per share. [See Note 4]

  At April 30, 1998 and 1997 the Company had $1,518 and $1,518 in related party notes payable, and $21,295 and $19,965 in advances from related parties.

  The Company issued 20,000 shares of common stock to a related party during 1994 for services rendered. [See Note 4]

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

                          A. G. HOLDINGS, INC.
                      [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At April 30, 1998 and 1997, the Company has available unused operating loss carryforwards of approximately $248,000 and $242,000, which may be applied against future taxable income and which expire in various years from 2005 through 2013.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $84,250 and $82,000 as of April 30, 1998 and April 30, 1997, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,250 during 1998.

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

                          A. G. HOLDINGS, INC.
                      [A Development Stage Company]

                      NOTES TO FINANCIAL STATEMENTS



NOTE 9 - EARNINGS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods ended April 30, 1998 and 1997:

                                               1998      1997
                                            _________  ________
         Loss from continuing operations
         available to common shareholders
         (numerator)                         $(5,795)   $(3,793)
                                            _________  ________

         Weighted average number of common
         shares outstanding used in loss per
         share calculation for the period
         (denominator)                     1,049,256    30,000
                                            _________  ________


NOTE 10 - BUSINESS ACQUISITION AND RESCISSION

  A.G. Holdings Inc. (the "Company") announced in December of 1997 that it had recently acquired a Hong Kong corporation named Green Bamboo Ltd., which owns 65% of Jiangyin Zhiye Real Estate Co. The Company changed its name to Bahui USA, Inc. The transaction was subsequently rescinded because the Green Bamboo shareholder was unable to deliver his shares of Green Bamboo. The Company subsequently changed its name back to A.G. Holdings, Inc. In connection with the unsuccessful business acquisition the Company effected a 1 for 500 reverse common stock split. The company issued 14,670,000 shares in connection with the acquisition, and all 14,670,000 shares were subsequently returned and cancelled due to the rescission. The Company also issued 3,100,000 shares of common stock valued at $.0001 per share to officers, directors, and other related parties of the Company for their consulting services related to the unsuccessful acquisition.