Form 10-Q
period 1998-07-31
AG HOLDINGS INC /WA
filed 1998-09-15
CIK 917300

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                      ORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 31, 1998

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

                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                  15,000,001
-----------------------------------       -----------------------
Title of Class                               Number of Shares
                                         outstanding
                                            at July 31, 1998

No Exhibits included.










































                      A.G. HOLDINGS, INC.
              (A Company in the Development Stage)

              BALANCE SHEETS


                ASSETS


                        April 30,           July 31,

                        1998                1998



CURRENT ASSETS
                     $     --             $     --

OTHER ASSETS

                    $                    $

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts Payable
                    $   5,353             $  5,353
    Note Payable
                        1,518                1,518
    Advances from Related Parties
                       21,295               21,295
    Total Current Liabilities
                    $  22,681             $ 33,030

STOCKHOLDERS' EQUITY
    Common stock - authorized 100,000,000 shares $.0001 par value, issued and outstanding 15,000,000
                          313                  313
    Additional paid in capital
                      470,188              470,188
    Retained Earnings (Deficit)
                     (450,047)            (450,047)
    Deficit accumulated during development stage
                      (48,620)             (48,620)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)
                       (28,166)             (28,166)
                    $                    $

             See accompanying Notes to Financial Statements










                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS






                           FOR THE THREE    FOR THE THREE  FROM INCEPTION
                           MONTHS ENDED     MONTHS ENDED  (APRIL 30, 1992)
                           JULY 31,         JULY 31,       TO
                           1997             1998           JULY 31, 1998




REVENUES                  $        -0-    $          -0-   $        -0-

COSTS AND EXPENSES             10,349                -0-        48,620

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE   $   (10,349)    $           -0-   $   (48,620)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    15,000,001         15,000,001     15,000,001


LOSS PER COMMON SHARE     $      nil     $          nil    $       nil


















                       See accompanying Notes to Financial Statements


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                          FOR THE THREE       FOR THE THREE    APRIL 30, 1992
                          MONTHS ENDED        MONTHS ENDED     THROUGH
                          JULY 31,            JULY 31,         JULY 31,
                          1997                1998             1998

Cash Flows From Operating Activities:



  Net Loss               $  (10,349)         $        -0-     $  (48,620)
  Other - Stock Issuance         -0-                  -0-          1,310
  Increase in Accounts Payable and related
    party advances           10,349                   -0-         25,406

    CASH USED BY OPERATING ACTIVITIES
                                 -0-                  -0-        (21,904)

Cash Flows From Financing Activities
    Proceeds from Notes ayable   -0-                  -0-          1,118

    Proceeds from Shareholder Advances
                                 -0-                  -0-         20,142

DECREASE IN CASH                 -0-                  -0-           (644)

CASH BALANCE - BEGINNING         -0-                  -0-            644
CASH BALANCE - ENDING    $       -0-          $       -0     $        -0-














         See accompanying Notes to Financial Statements










                             A.G. HOLDINGS, INC.
                     (A Company in the Development Stage)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                July 31, 1998


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

Item 1.  LEGAL PROCEEDINGS
                 None

Item 2.  CHANGES IN SECURITIES
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                 None

Item 5.  OTHER INFORMATION
                 None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
                 None
                                                         5





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
































                                                         6







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








































                                                         6