Form 10QSB/A
period 1998-07-31
AG HOLDINGS INC /WA
filed 1998-10-16
CIK 917300

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
OTHER ASSETS
                                  $                       $

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts Payable
                                  $   5,353               $  5,353
    Note Payable
                                      1,518                  1,518
    Advances from Related Parties
                                     21,295                 21,295
    Total Current Liabilities
                                  $  28,166               $ 28,166
STOCKHOLDERS' EQUITY
    Common stock - authorized 100,000,000 shares $.0001 par value, issued and outstanding 15,000,000
                                        313                    313
    Additional paid in capital
                                    470,188                470,188
    Retained Earnings (Deficit)
                                   (450,047)              (450,047)
    Deficit accumulated during development stage
                                    (48,620)               (48,620)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    (28,166)               (28,166)
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


LOSS PER COMMON SHARE
                        $       nil      $       nil     $       nil









                       See accompanying Notes to Financial Statements


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                        FOR THE THREE     FOR THE THREE  APRIL 30, 1992
                        MONTHS ENDED      MONTHS ENDED   THROUGH
                        JULY 31,          JULY 31,       JULY 31,
                        1997              1998           1998

Cash Flows From Operating Activities:



  Net Loss          $  (10,349)        $         -0-   $  (48,620)
  Other - Stock Issuance    -0-                  -0-        1,310
  Increase in Accounts Payable and related
    party advances      10,349                   -0-       25,406

    CASH USED BY OPERATING ACTIVITIES
                            -0-                  -0-      (21,904)

Cash Flows From Financing Activities
    Proceeds from Notes payable
                            -0-                  -0-        1,118

    Proceeds from Shareholder Advances
                            -0-                  -0-       20,142

DECREASE IN CASH            -0-                  -0-         (644)

CASH BALANCE - BEGINNING    -0-                  -0-          644
CASH BALANCE - ENDING $     -0-          $       -0-  $        -0-









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