Form 10QSB
period 1998-10-31
AG HOLDINGS INC /WA
filed 1998-12-14
CIK 917300

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                     FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended October 31, 1998

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

83-888 Ave. 51 (Box 1130), Thermal, California
      92274
(Address of Principal Executive Offices)
   (Zip Code)

                        (760) 398-9700
          (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                  15,000,001
-----------------------------------       -----------------------
Title of Class                               Number of Shares
                                         outstanding
                                            at October 31, 1998

No Exhibits included.


































                      A.G. HOLDINGS, INC.
              (A Company in the Development Stage)

              BALANCE SHEETS


                ASSETS


                                April 30,           October 31,

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
                                  $                        $
 See accompanying Notes to Financial Statements


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS






                           FOR THE SIX      FOR THE SIX   FROM INCEPTION
                           MONTHS ENDED     MONTHS ENDED  (APRIL 30, 1992)
                           OCTOBER 31,      OCTOBER 31,       TO
                           1997             1998          OCTOBER 31, 1998




REVENUES                $        -0-     $        -0-    $        -0-

COSTS AND EXPENSES          (10,349)              -0-         48,620

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE
                        $   (10,349)     $        -0-    $   (48,620)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
                         15,000,001       15,000,001      15,000,001


LOSS PER COMMON SHARE
                        $       nil      $       nil     $       nil









                       See accompanying Notes to Financial Statements


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                        FOR THE SIX       FOR THE SIX    APRIL 30, 1992
                        MONTHS ENDED      MONTHS ENDED   THROUGH
                        OCTOBER 31,       OCTOBER 31,    OCTOBER 31,
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









         See accompanying Notes to Financial Statements



                             A.G. HOLDINGS, INC.
                     (A Company in the Development Stage)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                October 31, 1998


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company,  contain all  adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at Octtober 31, 1998, the results of operations for the six months ended October 31, 1997 and 1998,  and the cash flows for the six months ended October 31,  1997 and  1998.  Certain  information and  footnote  disclosures normally included in financial  statements  that have been  prepared in  accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial
statements  are  adequate  to  make  the  information   presented therein not
misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended April 30, 1998 included in the Company's Form 10-KSB.

         The results of operations for the six months ended October 31, 1998, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 1999.

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


Date:     December 14, 1998                  By:   /s/ Dempsey K. Mork
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


Date:     December 14, 1998            By:
                                          Dempsey K. Mork
                                          President and Chief Financial Officer



























                                                         6