Form 10QSB
period 1999-01-31
AG HOLDINGS INC /WA
filed 1999-03-15
CIK 917300

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                     FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended January 31, 1999

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

                           Yes   X           No
         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                  15,000,001
-----------------------------------       -----------------------
Title of Class                               Number of Shares
                                         outstanding
                                            at Janaury 31, 1999

No Exhibits included.


                      A.G. HOLDINGS, INC.
              (A Company in the Development Stage)

              BALANCE SHEETS


                ASSETS


                                April 30,           Janaury 31,

                                    1998                1999

CURRENT ASSETS
                                  $      --               $     --
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

                                 $                        $










 See accompanying Notes to Financial Statements

                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS






                           FOR THE NINE     FOR THE NINE  FROM INCEPTION
                           MONTHS ENDED     MONTHS ENDED  (APRIL 30, 1992)
                           JANUARY 31,      JANUARY 31,       TO
                           1998             1999          JANUARY 31, 1999




REVENUES                $        -0-     $        -0-    $        -0-

COSTS AND EXPENSES          (10,349)              -0-         48,620

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE
                        $   (10,349)     $        -0-    $   (48,620)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
                         15,000,001       15,000,001      15,000,001


LOSS PER COMMON SHARE
                        $       nil      $       nil     $       nil




















                       See accompanying Notes to Financial Statements


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                        FOR THE NINE      FOR THE NINE   APRIL 30, 1992
                        MONTHS ENDED      MONTHS ENDED   THROUGH
                        JANUARY 31,       JANUARY 31,    JANUARY 31,
                        1998              1999           1999

Cash Flows From Operating Activities:



  Net Loss          $  (10,349)        $         -0-   $  (48,620)
  Other - Stock Issuance    -0-                  -0-        1,310
  Increase in Accounts Payable and related
    party advances      10,349                   -0-       25,406

    CASH USED BY OPERATING ACTIVITIES
                            -0-                  -0-      (21,904)

Cash Flows From Financing Activities
    Proceeds from Notes payable
                            -0-                  -0-        1,118

    Proceeds from Shareholder Advances
                            -0-                  -0-       20,142

DECREASE IN CASH            -0-                  -0-         (644)

CASH BALANCE - BEGINNING    -0-                  -0-          644
CASH BALANCE - ENDING $     -0-          $       -0-  $        -0-


















         See accompanying Notes to Financial Statements



                             A.G. HOLDINGS, INC.
                     (A Company in the Development Stage)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                January 31, 1999


1.       Comments

         The accompanying financial statements are un-audited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at January 31, 1999, the results of operations for the nine months ended January 31, 1998 and 1999,  and the cash flows for the nine months ended January 31,  1998 and  1999.  Certain information and  footnote  disclosures normally included in financial  statements  that have been  prepared in  accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial
statements  are  adequate  to  make  the  information   presented therein not
misleading. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended April 30, 1998 included in the Company's Form 10-KSB.

         The results of operations for the nine months ended January 31, 1999, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending April 30, 1999.

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


Date:     March 15, 1999                  By:   /s/ Dempsey K. Mork
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


Date:     March 15, 1999            By:
                                          Dempsey K. Mork
                                          President and Chief Financial Officer



























                                                         6