Form 10-K
period 1999-04-30
AG HOLDINGS INC /WA
filed 1999-07-30
CIK 917300

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended April 30, 1999

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required] For the transition
        period from                          to


Commission file number 0-23180

                              A. G. HOLDINGS, INC.
         (Exact name of small business issuer in its charter)


Washington                                                         91-1253514
-----------------------------------------------------------------------------
(State or other jurisdiction of incorporation or
organization)                                                    I.R.S. Employer
                                                            Identification No.)

  83-888 Ave. 51 (Box 1130) Thermal, California                    92274
- ------------------------------------------------------------------------------
           (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:
(760) 398-9700

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

           The number of shares outstanding of the issuer's classes of Common Stock as of April 30, 1999:

Common Stock, $.0001 Par Value - 3,130,378 shares
- ---------------------------------------------------

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

         The executive offices of the Company are located at 83-888 Ave. 51 (Box 1130), Thermal, California 92274. Its telephone number is (760) 398-9700.

Plan of Operation - General

         The  Company's  current  plans are to seek,  investigate  and,  if
such investigation   warrants,   acquire  an  interest   in  one  or  more
business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promotor of the Company has had any material discussions with any other company with respect to any acquisition of that company. TheCompany will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

         (b)      Holders

                  As of April 30, 1999, there were approximately 850 holders of Company Common Stock.

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

         See Item 1.

Item 7.           Financial Statements and Supplementary Data

         Financial Statements

         The following financial statements are included herein:

                  Independent Auditors' Reports for fiscal year ending April 30, 1999 which includes Balance Sheet as of 4-30-1999, Statement of Operations for the year ending April 30, 1999, as well as the Statement of Stockholders' Equity
                  (Deficit), Statement of Cash Flows for the years ended April 30, 1999 and Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The Registrant's former independent accountants Grant Hardy of Pritchett Siler and Hardy, P.A. was dismissed on July 19, 1999. The report by Prichett Siler and Hardy on the financial statements of the Registrant dated June 26, 1998, including the statement of financial condition as of April 30, 1999, and the statements of operations, cash flows and change in shareholders' equity for the year then ended did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except as to the going concern nature of the Company. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

         On July 19, 1999 the Registrant engaged David M. Winings C.P.A. as its new independent accountants.




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


Name                                 Age                Position

Dempsey K. Mork                 58          President, Chief Financial
                                            Officer and  Director
Randall Baker                   56          Vice President, Secretary
                                            and Director
Robert Filiatreaux              69          Director

           Dempsey K. Mork, age 58, has been President and a Director since July 1993. He has been Secretary/Treasurer of Development Bancorp, Ltd. since December 1992 and President and Director of Gaensel Gold Mines, Inc. since February 1996. He is president of Magellan Capital Corporation, a merger and acquisition firm.

           Randall A. Baker. Mr. Baker is 56 years old. He attended the University of Minnesota. After a tour in the United States
Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm.
Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr.
Baker is currently employed as the Vice President for Magellan Capital Corporation, a merger and acquisition firm.

           Robert Filiatreaux. Mr. Filiatreaux is 69 years of age and has been engaged in international business for the past 27 years.
He attended school in Wisconsin where he received his degree from the University of Wisconsin. During the Korean Conflict Mr. Filiatreaux served a three year tour of duty in the US Air Force.
The majority of international business experience came from the airline industry where Mr. Filiatreaux worked for many years in various executive capacities in sales and marketing. Mr.
Filiatreuax has worked and traveled to over 55 countries and is currently an associate in the merger and acquisition firm of Magellan Capital Corporation of Indian Wells, California.

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


                                            Percentage
              Name of         Number of     of Outstanding
             Stockholder      Shares Owned  Common Stock

     Dempsey K. Mork(1)       2,818,000(2)      90.0%

     Randy Baker(1)             100,000          3.2%

     Robert Filiatreaux(1)      100,000          3.2%


     All officers and directors
     as a group (3 persons)   3,018,000         96.4%



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


  Dated:July 30, 1997                      A.G. HOLDINGS, INC.



                                           By: /s/ Dempsey K. Mork
                                                   Dempsey K. Mork
                                                   President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 30, 1999.



                                              By:       /s/ Dempsey K. Mork
                                              President, Chief Financial
                                              Officer and Director
                                              Dempsey K. Mork
                                              (chief executive, financial and
                                              accounting officer)


  By:       /s/ Randall Baker                 Secretary and Director
            Randall Baker


  By:       /s/ Robert Filiatreaux              Director
            Robert Filiatreaux


















































  DAVID M. WININGS
  CERTIFIED PUBLIC ACCOUNTANT











  A.G. HOLDINGS, INC.
  (A Development Stage Company)

  FINANCIAL STATEMENTS



  CONTENTS



  Independent Auditor's Report                          1


  Balance Sheets, April 30, 1999 and 1998               2


  Statements of Operations, for the years ended
  April 30, 1999 and 1998 and for the cumulative
  period from April 30, 1992 through April 30, 1999     3


  Statement of Stockholders' Equity (Deficit), from
  April 30, 1992 through April 30, 1999                 4-5


  Statements of Cash Flows for the years ended
  April 30, 1999 and 1998 and for the cumulative
  period from April 30, 1992 through April 30, 1999      6-7


  Notes to Financial Statements                          8-11





















  DAVID M. WININGS, CPA
  75-140 St. Charles Place, Suite B
  Palm Desert, CA 92211
  (760) 341-5450

  INDEPENDENT AUDITORS' REPORT

  Board of Directors
  A.G. HOLDINGS, INC.
  Indian Wells, California

  I have audited the accompanying balance sheet of A.G. Holdings, Inc., [a development stage company], at April 30, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended April 30, 1999 and for the cumulative period from April 30, 1992 through April 30, 1998. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of A.G. Holdings, Inc., for the years ended April 30, 1998, 1997, 1996, 1995, 1994, 1993, and 1992, were audited by other auditors whose reports, dated June 26, 1998, November 8, 1994 and September 10, 1993, expressed an unqualified opinion including an explanatory paragraph stating a concern about the Company continuing as a going concern.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion and based on the opinions of other auditors, the financial statements audited by me present fairly, in all material respects, the financial position of A.G. Holdings, Inc. as of April 30, 1999, and the results of its operations and its cash flows for the year ended April 30, 1999, and for the cumulative period from April 30, 1992 through April 30, 1999 in conformity with generally accepted accounting principles.

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

  /s/ David M. Winings, CPA
  July 28, 1999

  A.G. Holdings, Inc.
  [A Development Stage Company]

  BALANCE SHEETS


  ASSETS

                                                     April 30,
                                                1999        1998

                                             ----------  ----------
  CURRENT ASSETS
  Cash                                       $   -       $     -
                                             ----------  ----------
     Total Current Assets                        -             -
                                             ----------  ----------
                                             $   -       $     -
                                             ----------  ----------

  LIABILITIES AND STOCKHOLDERS? EQUITY (DEFICIT)

  CURRENT LIABILITIES:
  Accounts Payable and
    other accrued liabilities                 $   5,353  $    5,353

  Note Payable                                    1,518       1,518

  Advances from related parties                  21,295      21,295

                                             ----------  ----------
     Total Current Liabilities                   28,166      28,166

                                             ----------  ----------
  STOCKHOLDERS? EQUITY (DEFICIT)  [Restated]:
  Common Stock, $.0001 par value,
   100,000,000 shares authorized,
   3,130,078 shares
   issued and outstanding at
   April 30, 1999 and 1998                          313         313

  Capital in excess of par value                470,188     470,188

  Retained Earnings (deficit)                  (450,047)   (450,047)

  Deficit accumulated during
   the development stage                        (48,620)    (48,620)
                                              ----------  ---------
  Total Stockholders' Equity (Deficit)          (28,166)    (28,166)
                                              ----------  ---------









  The accompanying notes are an integral part of these financial statements.

  A.G. Holdings, Inc.
  [A Development Stage Company]

  STATEMENTS OF OPERATIONS
                                                        Cumulative
                                                           from
                                 For the Years Ended    April 30,
                                       April 30,           1992,through
                                ----------------------  April 30,
                                     1999        1998        1999
                                ----------------------------------------
  REVENUE:
    Sales                       $   -        $    -     $    -
                                ----------------------------------------
      Total Revenue                 -             -          -

  EXPENSES:
    General and administrative                   4,901     47,134
                                ----------------------------------------
       Total Expenses                            4,901     47,134
                                ----------------------------------------
  LOSS FROM OPERATIONS                          (4,901)   (47,134)

  OTHER INCOME (EXPENSE)            -              -          -

  INTEREST EXPENSE                                 894      1,486

  LOSS FROM OPERATIONS BEFORE
    INCOME TAXES                                (5,795)   (48,620)

  CURRENT INCOME TAX                -              -          -

  DEFERRED INCOME TAX               -              -          -
                                ----------------------------------------
  NET LOSS                            0         (5,795)   (48,620)
  LOSS PER SHARE                    .00           (.01)      (.24)
                                ----------------------------------------













  The accompanying notes are an integral part of these financial statements.

  A.G. Holdings, Inc.
  [A Development Stage Company]

  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

  FROM APRIL 30, 1992 THROUGH APRIL 30, 1999

  [RESTATED]
                                                                Deficit
                                                                Accumu-
                          Common Stock Additional Common    Retained   lated
                           ----------- Paid-in    Stock     Earnings   From May
                           Shares Amt  Capital  Subscribed  (Deficit)     1,1992
                        ------ --- ------  ---------  --------  --------
  BALANCE, April 30, 1992  10,000  $1 $459,190   $(8,500)  $(450,047)  $      -

  Subscription receivable
   Offset against
   Officer loan                 -   -        -     8,500           -          -

  Net loss for the year
   ended April 30, 1993         -   -        -         -           -
  (11,394)
                           -----------------------------------------------------
  -BALANCE, April 30, 1993  10,000   1  459,190         -    (450,047)
  (11,394)

  Shares of common stock
   issued for services
   at .0001 per share      20,000   2      998         -           -           -

  Prior period adjustment       -   -   10,000         -           -
  (10,000)

  Net loss for the year
   ended April 30, 1994         -   -        -         -           -
  (13,510)
                           -----------------------------------------------------
  -
  BALANCE, April 30, 1994  30,000   3  470,188         -    (450,047)
  (34,904)

  Net loss for the year
   ended April 30, 1995         -   -        -         -           -
  (3,761)
                           -----------------------------------------------------
  -
  BALANCE, April 30, 1995  30,000   3  470,188         -    (450,047)
  (38,665)

  Net loss for the year
   ended April 30, 1996         -   -        -         -           -
  (367)
                           -----------------------------------------------------
  -
  BALANCE, April 30, 1996  30,000   3  470,188         -    (450,047)
  (39,032)

  Net loss for the year
   ended April 30, 1997         -   -        -         -           -
  (3,793)
                           -----------------------------------------------------
  -
  BALANCE, April 30, 1997  30,000   3  470,188         -    (450,047)
  (42,825)

  Issuance of 14,670,000
   Shares of common stock
   at par value of $.0001
   per share during December,
   1997, in connection
   with a business
   acquisition         14,670,000 1,467      -         -           -           -

     [continued]
  -4-
  A.G. Holdings, Inc.
  [A Development Stage Company]

  STATEMENT OF STOCKHOLDERS? EQUITY (DEFICIT)

  FROM APRIL 30, 1992 THROUGH APRIL 30, 1999

  [RESTATED]

  [CONTINUED]
                                                                Deficit
                                                                Accumu-
                        Common Stock   Additional Common    Retained   lated
                           ----------- Paid-in    Stock     Earnings   From May
                           Shares Amt  Capital  Subscribed  (Deficit)     1,1992
                        ------ --- ------  ---------  --------  --------

  Cancellation of
   14,670,000 shares of
   common stock previously
   issued with
   unsuccessful business
   acquisition       (14,670,000)(1,467)     -         -          -         -

  Issuance of 3,100,000
   shares of common stock
   at par value of $.0001
   per share in payment of
   consulting fees during
   December, 1997, in
   connection with
   unsuccessful business
   acquisition          3,100,000 310        -         -          -         -

  Shares issued due to
   rounding in 1 for 500
   common stock split,
   August, 1997                78

  Net loss for the year
   ended April 30, 1998         -   -        -         -                (5,795)
                         ------------------------------------------------
  BALANCE
  April 30, 1998      3,130,078 $313 $470,188       $ -   $(450,047)   $(48,620)
                            ----------------------------------------------------
  -

  Net income for the year
   Ended April 30, 1999         -  -         -         -                    -0-

                            ----------------------------------------------------
  -
  BALANCE
  April 30, 1999      3,130,078 $313 $470,188       $ -   $(450,047)   $(48,620)
                            ----------------------------------------------------
  -





  The accompanying notes are an integral part of these financial statements.

  A.G. Holdings, Inc.
  [A Development Stage Company]

  STATEMENTS OF CASH FLOWS

  Increase (Decrease) in Cash and Cash Equivalents
                                                        Cumulative
                                                           from
                                 For the Years Ended    April 30,
                                       April 30,           1992,through
                                ----------------------  April 30,
                                     1999        1998        1999
                                ------------------------------------
  Cash Flows used by
    Operating Activities:
   Net Income  (loss)           $     -0-       (5,795)   (48,620)
   Adjustments to reconcile
    net loss to net cash used
    by operating activities:
   Issuance of stock in payment of
    consulting fees                                310      1,310
   Changes in assets and liabilities:
    Increase (decrease) in
    accounts payable,
    related party advances,
    and other accrued
    liabilities                                  5,485     25,406

     Net Cash Flows to Operating
             Activities                              -    (21,904)
                                ----------------------------------------
  Cash Flows to
    Investing Activities:
   Proceeds from sale of property
   and equipment                                     -          -
                                ----------------------------------------
     Net Cash to Investing Activities                -          -
                                ----------------------------------------
  Cash Flows from Financing Activities:
    Proceeds from notes payable                      -       1,118
    Proceeds from shareholder advances               -      20,142
                                ----------------------------------------
     Net Cash from Financing Activities              -    (21,260)
                                ----------------------------------------
  Net Cash Flow Activity              -0-            -       (644)

  Cash at Beginning of the Year       -0-            -        644
                                ----------------------------------------
  Cash at End of the Year       $     -0-            -          -
                                ----------------------------------------



  (continued)

  A.G. Holdings, Inc.
  [A Development Stage Company]

  STATEMENTS OF CASH FLOWS

  Increase (Decrease) in Cash and Cash Equivalents

  [CONTINUED]


  Supplemental Disclosures of Cash
   Cash paid during the year for:
   Interest                     $                    -          -
   Income Tax                   $                    -          -

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


























  The accompanying notes are an integral part of these financial statements.

  A.G. HOLDINGS, INC.
  [A Development Stage Company]

  NOTES TO FINANCIAL STATEMENTS

  NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Washington and was previously engaged in filming and editing video productions for businesses in Eastern Washington until 1992. The Company is considered to have re-entered into a development stage for fiscal year 1993. The Company is presently an inactive shell pursuing a suitable business opportunity. Any transaction with an operating company will likely be structured as a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the company will likely resign and be replaced by the principals of the operating company. This type of transaction will leave the current shareholders with only a small minority voice in the operating business and their interest may be insufficient to control any seats of the board of directors or to have any substantial voice in other corporate transactions.

  Earnings (Loss) Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with FASB 128 "Earnings per Share."

  Statement of Cash Flows - For purposes of the statement of Cash Flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Income Taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

  Reclassification - The Financial Statements for periods prior to 1998 have been reclassified to conform to the titles and headings used in the 1998 financial statements.

  Stock Split - During August, 1997, the Board of Directors authorized a 1 to 500 reverse stock split of the issued and outstanding common shares of the Company. The Company retained the authorized shares at 100,000,000 shares with a par value of $.0001 per share. The financial statements for all periods presented have been restated to reflect the effect of the reverse stock split.

  NOTE 2 - NOTES PAYABLE

  The company has various notes payable issued to related parties in the total amount of $1,518. The notes bear interest at rates of 12% and 18% per annum on the unpaid balance, and are payable on demand.

  A.G. HOLDINGS, INC.
  [A Development Stage Company]

  NOTES TO FINANCIAL STATEMENTS


  NOTE 3- DUE TO SHAREHOLDER

  During 1997, the President of the Company advanced funds to the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amount to $4,276 as of April 30, 1999 and 1998.

  A Shareholder and former president of the Company has periodically advanced funds to the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $17,019 as of April 30, 1999 and 1998.

  NOTE 4 - CAPITAL STOCK

  Common Stock During December 1997, the Company issued 3,100,000 shares of common stock valued at $.001 per share to certain officers, directors, and consultants of the Company in payment of consulting fees related to an unsuccessful business acquisition (see Note 10).

  During December 1997, the Board of Directors effected a 1 for 500 reverse stock split of the issued and outstanding common shares of the Company. Immediately after the split there were 30,078 shares issued and outstanding. The financial statements for all periods presented have been restated to reflect the stock split. (See Note 10)

  On July 31, 1993, the Company issued to an officer and director 20,000 shares of common stock valued at $.0001 per share for services rendered valued at $1,000.

  During 1992, the Company issued 450 shares of common stock at $.0001 per share for cash. Total proceeds amounted to $1,500.

  During the year ended April 30, 1992, the Company's former president was issued 2,550 shares of common stock for cancellation of a promissory note and 3,000 shares of common stock for services valued at $10,000. Total proceeds amounted to $8,500.

  During May, 1984, in connection with its organization the Company issued 4,000 shares of its previously authorized but unissued common stock. Total proceeds amounted to $449,191.

  A.G. HOLDINGS, INC.
  [A Development Stage Company]

  NOTES TO FINANCIAL STATEMENTS

  NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." FASB 109 requires the Company to provide net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss of tax credit carry-forwards. At April 30, 1999 and 1998, the Company has available unused operating loss carry-forwards of approximately $248,000 and $242,000, which may be applied against future taxable income and which expire in various years for 2005 to 2013.

  The amount of and ultimate realization of the benefits from the operating loss carry-forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry-forwards the Company has established a valuation allowance equal to the tax effect of the loss carry-forwards and, therefore, no deferred tax asset has been recognized for the loss carry-forwards. The net deferred tax assets are approximately $84,250 and $82,000 as of April 30, 1998 and April 30, 1997, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,250 during 1998.

  NOTE 7 - PRIOR PERIOD ADJUSTMENT

  Legal fees of $10,000, which were incurred for services in 1992 and owed to the Company's president, were not properly charged to operations in the proper year. This correction is recorded as a prior period adjustment in the year ended April 30, 1994.

  NOTE 8 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses during the past few years, has liabilities in excess of assets (a stockholder deficit), and has not yet established profitable operations. This raises substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and/or through additional sales of its common stock which funds will be used to assist in establishing ongoing operations or through a business acquisition. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

  -11-


  A.G. HOLDINGS, INC.
  [A Development Stage Company]

  NOTES TO FINANCIAL STATEMENTS


  NOTE 9 - EARNINGS PER SHARE

  The following data shows the amounts used in computing loss per share for the periods ended April 30, 1999 and 1998:



 1998
                                         -------     -------
  Loss from continuing operations
  Available to common shareholders
  (numerator)                           $   -0-     $(5,795)
                                         -------     -------
  Weighted average number of common
  Shares outstanding used in loss per
  Share calculation for the period
  (denominator)                          3,130,078 1,049,256
                                         -------     -------

  NOTE 10 - BUSINESS ACQUISITION AND RECISSION

  A.G. Holdings Inc. (the Company) announced in December of 1997 that it had recently acquired a Hong Kong corporation named Green Bamboo Ltd., which owns 65% of Jiangyin Zhiye Real Estate Co. The Company changed its name to Bahui USA, Inc. The transaction was subsequently rescinded because the Green Bamboo shareholder was unable to deliver his shares of Green Bamboo. The Company subsequently changed its name back to A.G. Holdings, Inc. In connection with the unsuccessful business acquisition the Company effected a 1 for 500 reverse common stock split. The company issued 14,670,000 shares in connection with the acquisition, and all 14,670 shares were subsequently returned an cancelled due to the recission. The Company also issued 3,100,000 shares of common stock valued at $.0001 per share to officers, directors and other related parties of the company for their consulting services related to the unsuccessful acquisition.