Form 10QSB
period 1999-07-31
AG HOLDINGS INC /WA
filed 1999-09-14
CIK 917300

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                     FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 1999

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

83-888 Avenue 51, Coachella, California
      92236
(Address of Principal Executive Offices)
   (Zip Code)

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

                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                  15,000,001
-----------------------------------       -----------------------
Title of Class                               Number of Shares
                                         outstanding
                                            at July 31, 1999

No Exhibits included.


Item 1. - General

The condenced consolidated financial statements of A. G. Holdings, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted,
A. G. Holdings, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended June 30,1998, and 1999, should be read in conjunction with the financial and notes thereto included in this report and A. G. Holdings, Inc.'s annual report on Form 10-KSB for fiscal year ended April 30, 1999.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

Item 2. Mangements Discussion and Analysis of Results of Operations and Financial Condition.


The Company has not commenced operations and has no working capital.


                          Part II Other Information

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

Date:   September 13, 1999             By:  /s/ Dempsey K. Mork
        ------------------             ------------------------

                                       Dempsey K. Mork
                                       President and Chief Financial Officer













                                    6






                      A.G. HOLDINGS, INC.
              (A Company in the Development Stage)

              BALANCE SHEETS


                ASSETS


                                        April 30,           July 31,

                                        1999                1999

CURRENT ASSETS
                                  $           --          $           --
OTHER ASSETS
                                  $           --          $           --

  Total Assets                    $           --          $           --


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts Payable
                                  $   5,353               $  5,353
    Note Payable
                                      1,518                  1,518
    Advances from Related Parties
                                     21,295                 21,295
    Total Current Liabilities
                                  $  28,166               $ 28,166
STOCKHOLDERS' EQUITY
    Common stock - authorized 100,000,000 shares $.0001 par value, issued and outstanding 15,000,000
                                        313                    313
    Additional paid in capital
                                    470,188                470,188
    Retained Earnings (Deficit)
                                   (450,047)              (450,047)
    Deficit accumulated during development stage
                                    (48,620)               (48,620)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    (28,166)               (28,166)
                                  $                        $


    Total Liabilities & Shareholders Equity (Deficiency)
                                  $      -0-                    -0-


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS






                           FOR THE THREE    FOR THE THREE  CUMULATIVE FROM
                           MONTHS ENDED     MONTHS ENDED   INCEPTION (APRIL
                           JULY 31,         JULY 31,       30 1992) TO
                           1998             1999           JULY 31, 1999




REVENUES                $        -0-     $        -0-    $        -0-

COSTS AND EXPENSES           10,349               -0-         47,134

 Interest Expense                -0-              -0-          1,486

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE
                        $   (10,349)     $        -0-    $   (48,620)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
                         15,000,001       15,000,001      15,000,001


LOSS PER COMMON SHARE
                        $       nil      $        -0-     $     (.24)












                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                        FOR THE THREE     FOR THE THREE  CUMULATIVE FROM
                        MONTHS ENDED      MONTHS ENDED   INCEPTION (APRIL 30,
                        JULY 31,          JULY 31,       1992) THROUGH JULY 31,
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