Form 10QSB
period 1999-10-31
AG HOLDINGS INC /WA
filed 1999-12-15
CIK 917300

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                     FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 1999

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

                           Yes   X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.0001 par value                  3,130,078
-----------------------------------       -----------------------
Title of Class                               Number of Shares
                                             outstanding at
                                             October 31, 1999

No Exhibits included.


Item 1. - General

The condenced consolidated financial statements of A. G. Holdings, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted,
A. G. Holdings, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended October 31, 1998, and 1999, should be read in conjunction with the financial and notes thereto included in this report and A. G. Holdings, Inc.'s annual report on Form 10-KSB for fiscal year ended April 30, 1999.

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

Date:   December 13, 1999             By:  /s/ Dempsey K. Mork
        ------------------             ------------------------

                                       Dempsey K. Mork
                                       President



















                      A.G. HOLDINGS, INC.
              (A Company in the Development Stage)

              BALANCE SHEETS


                ASSETS



                              For the Six     For the Six      From Inception
                              Months Ended    Months Ended     (April 30 1992)
                              October 31,     October 31,             To
                              1998            1999             October 31, 1999


CURRENT ASSETS
                             $       --      $      --        $      --

OTHER ASSETS
                             $       --      $      --        $      --

  Total Assets               $       --      $      --        $      --


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts Payable
                             $    5,353      $   5,353       $    5,353
    Note Payable
                                  1,518          1,518            1,518
    Advances from Related Parties
                                 21,295         21,295           21,295
    Total Current Liabilities
                             $   28,166      $  28,166       $   28,166
STOCKHOLDERS' EQUITY
    Common stock - authorized 100,000,000 shares $.0001 par value, issued and outstanding 3,130,078
                                    313            313             313
    Additional paid in capital
                                470,188        470,188         470,188
    Retained Earnings (Deficit)
                               (450,047)      (450,047)       (450,047)
    Deficit accumulated during development stage
                                (48,620)       (48,620)        (48,620)

    TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)
                             $  (28,166)      $(28,166)       $28,166)


    Total Liabilities & Shareholders Equity (Deficiency)
                             $       -0-      $     -0-       $    -0-


                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS






                           FOR THE SIX      FOR THE SIX    CUMULATIVE FROM
                           MONTHS ENDED     MONTHS ENDED   INCEPTION (APRIL
                           OCTOBER 31,      OCTOBER 31,    30 1992) TO
                           1998             1999           OCTOBER 31, 1999




REVENUES                $        -0-     $        -0-    $        -0-

COSTS AND EXPENSES           10,349               -0-         47,134

 Interest Expense                -0-              -0-          1,486

NET LOSS ACCUMULATED DURING
 THE DEVELOPMENT STAGE
                        $   (10,349)     $        -0-    $   (48,620)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
                           3,130,078       3,130,078       3,130,078


LOSS PER COMMON SHARE
                        $     (0.003)     $   (0.000)    $    (0.016)












                               A.G. HOLDINGS, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                        FOR THE SIX       FOR THE SIX    CUMULATIVE FROM
                        MONTHS ENDED      MONTHS ENDED   INCEPTION (APRIL 30,
                        OCTOBER 31,       OCTOBER 31,    1992) THROUGH OCT 31,
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