Form 10QSB
period 2000-01-31
AG HOLDINGS INC /WA
filed 2000-03-21
CIK 917300

FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   (Mark one)

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 31, 2000

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-23180

                    WASATCH INTERACTIVE LEARNING CORPORATION
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Washington                          91-1253514
----------------------------          ---------------------

                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

        5250 South Commerce Drive, Suite 101, Salt Lake City, Utah 84107
        ----------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 261-1001


Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes __ No



Number of shares of the registrant's $0.0001 par value common stock outstanding at March 15, 2000: 7,658,334.

Transitional Small Business Disclosure Format              Yes ____     No _X_

                              INDEX TO FORM 10-QSB


PART I       FINANCIAL INFORMATION                                        PAGE


Item 1.  Condensed Consolidated Financial Statements

     Balance Sheet as of January 31, 2000 (Unaudited)                       3

     Statements of Operations (Unaudited)
     for the three months ended January 31, 2000 and 1999                   4

     Statements of Operations (Unaudited)
     for the nine months ended January 31, 2000 and 1999                    5

     Statements of Cash Flows (Unaudited) for the nine months ended
     January 31, 2000 and 1999                                              6

     Notes to Financial Statements (Unaudited)                              7-8

Item 2.  Management's Discussion and Analysis or Plan of Operations         9-10


PART II         OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities                                              10

Item 3.  Defaults upon Senior Securities                                    10

Item 4.  Submission of Matters to a Vote of Security Holders                10

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  11



                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
                                                                        January 31, 2000
----------------------------------------------------------------------------------------
                                                                             (Unaudited)

ASSETS
Current Assets:
     Cash                                                                       $258,584
     Trade receivables                                                           291,755
     Note receivable                                                             150,000
Other                                                                              9,986
                                                                              ----------

              Total Current Assets                                               710,325
                                                                              ----------

Property and equipment                                                           293,959
Less: accumulated depreciation                                                  (206,662)
                                                                              ----------
         Property and equipment, net                                              87,297
                                                                              ----------

License agreement                                                              1,500,000
Less: accumulated amortization                                                  (875,000)
                                                                              ----------

         License agreement, net                                                  625,000
                                                                              ----------
              Total Assets                                                    $1,422,622
                                                                              ==========


LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
     Note payable                                                               $190,616
     Accounts payable                                                             54,071
     Accrued expenses                                                            989,273
     Deferred revenue                                                             82,913
     Current portion of long-term debt                                            37,712
                                                                              ----------
              Total Current Liabilities                                        1,354,585
                                                                              ----------

Long-term debt                                                                    55,579
                                                                              ----------
              Total Liabilities                                                1,410,164
                                                                              ----------

Shareholders Equity:
     Common stock, .0001 par value, 100,000,000
        shares authorized; 7,500,000 shares issued and
        outstanding                                                                  750
     Additional paid-in capital                                                3,053,158
     Accumulated deficit                                                      (3,041,450)
                                                                              -----------

              Total Shareholders' Equity/Deficit                                  12,458
                                                                              ----------
              Total Liabilities and Shareholders' Equity                      $1,422,622
                                                                              ==========


                        See notes to financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the three months ended January 31,                                              2000                      1999
------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)               (Unaudited)

Net sales                                                                       $633,634                $484,689
Cost of goods sold                                                               130,733                 167,804
                                                                                --------               ----------
         Gross profit                                                            502,901                 316,885
                                                                                --------               ----------

Overhead expenses:
     Research and development                                                     98,310                 156,692
     Sales and marketing                                                         131,140                 150,698
     General and administrative                                                  131,201                 161,434
                                                                                --------               ----------
         Total overhead expenses                                                 360,651                 468,824
                                                                                --------               ----------

         Income from operations                                                  142,250                (151,939)
                                                                                --------               ----------

Interest expense                                                                  12,393                  22,902
                                                                                --------               ----------


Net income                                                                      $129,857               $(174,841)
                                                                                ========               ==========



Weighted average number of shares outstanding                                  3,529,464               3,396,693

Income per common share                                                            $0.04                  $(0.05)

See notes to financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the nine months ended January 31,                                               2000                      1999
------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)               (Unaudited)

Net sales                                                                     $1,603,910              $1,598,758
Cost of goods sold                                                               393,425                 585,664
                                                                              ----------              ----------
         Gross profit                                                          1,210,485               1,013,094
                                                                              ----------              ----------

Overhead expenses:
     Research and development                                                    409,446                 560,621
     Sales and marketing                                                         330,310                 604,242
     General and administrative                                                  372,100                 497,752
                                                                              ----------               ---------
         Total overhead expenses                                               1,111,856               1,662,615
                                                                              ----------               ---------

         Income from operations                                                   98,629                (649,521)
                                                                              ----------               ----------

Interest expense                                                                  54,839                  65,102
                                                                              ----------               ---------


Net income/(loss)                                                                $43,790               $(714,623)
                                                                              ==========               ==========



Weighted average number of shares outstanding                                  3,512,355               3,396,693

Income/(loss) per common share                                                     $0.01                  $(0.21)


                        See notes to financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS  (Unaudited)
For the nine months ended January  31,                                              2000                      1999
------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)               (Unaudited)

Cash flows from operating activities:
     Net income/(loss)                                                           $43,790                  (714,623)
     Adjustments to reconcile net loss to cash
        Provided by/(used in) operating activities:
         Depreciation and amortization                                           288,212                   281,557
         Common stock issues for services                                        151,250                        -0-
         (Increase)/decrease in:
                  Trade receivables                                             (328,636)                  (29,759)
                  Inventory                                                           -0-                   16,881
         Increase/(decrease) in:
                  Accounts payable                                               (61,496)                   33,450
                  Accrued expenses                                                50,698                  (199,891)
                  Deferred revenue                                                25,466                    45,825
                                                                                --------                  --------
         Net cash provided by/(used in) operating activities                     169,284                  (566,560)
                                                                                --------                  --------

Cash flows from investing activities:
     Purchase of property and equipment                                          (16,684)                       -0-
                                                                                --------                       ---

Cash flow from financing activities:
     Proceeds from issuance of common stock                                      370,000                        -0-
     Payment on notes payable                                                   (309,384)                       -0-
     Proceeds from long-term debt                                                 63,576                   523,702
     Payments on long-term debt                                                  (89,839)                  (80,049)
                                                                                --------                  --------
         Net cash provided by financing activities                                34,353                   443,653
                                                                                --------                  --------

Net increase/(decrease) in cash                                                  186,953                  (122,907)
                                                                                --------                  --------

Cash, beginning of period                                                         71,631                   235,358
                                                                                --------                  --------


Cash, end of period                                                             $258,584                  $112,451
                                                                                ========                  ========


Supplemental schedule of non-cash investing and financing activities:

     During the three months ended January 31, 2000, the Company issued 400,816 shares of common stock in exchange for a reduction in long-term debt of $393,946.

     The Company entered into a reverse acquisition with A.G. Holdings, a public shell corporation on January 20, 2000. At the time of the merger, the shell corporation had an accumulated deficit of $17,537 and payables of $17,537.


                        See notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of Management, the accompanying consolidated financial statements contain adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of Wasatch Interactive Learning Corporation (the "Company") at January 31, 2000, and the results of operations for the three and nine months ended January 31, 2000 and 1999 and cash flows for the nine months ended January 31, 2000 and 1999. The results of operations for the three months and nine months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as specified by the instructions to Form 10-QSB and Item 310 of Regulation S-B. It is suggested that these financial statements and related notes be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999.

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Wasatch Interactive Learning Corporation ("Wasatch" or the "Company") is a Washington corporation that develop and sells educational software to public and private schools. The accounting policies of the Company conform to generally accepted accounting principles. The following is a summary of the most significant of such policies:

Estimates--The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, net sales and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Reclassifications--Certain   reclassifications   have  been  made  to  the  1999
financial statements to conform with the 2000 presentation.

Revenue recognition--Revenue is recognized when product is shipped and/or services are performed. Revenue attributable to software support and enhancements is recognized ratably over the contractual life, generally twelve months.

Research and development--The Company conducts research and development to develop new products. Research and development costs have been charged to expense as incurred.

Income taxes--The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized. Research tax credits are recognized as utilized.

Earnings/Loss per share--Basic earnings/loss per common share is based on the weighted average number of common shares outstanding during each period. There are no options or warrants issued, so that dilutive earnings/loss per share are not reported.

Cash and cash equivalents--The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. Cash and cash equivalents are placed with federally insured financial institutions. These balances are generally not significant since they are transferred to reduce the Company's revolving line of credit on a daily basis.

Accounts receivable and concentration of credit risk--The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company has no significant concentrations of customers or resulting accounts receivable. Nor does it carry an allowance for doubtful accounts since there is no history of credit losses.

Inventories--Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Property--Property is stated at cost and depreciated or amortized on the straight-line method over the 3- to 5-year lives of assets. Gains and losses on disposal of property are accounted for and disclosed separately on the statement of operations.

License Agreement--The Company has a license agreement in place reflecting the payment of cash in exchange for certain rights to market and sell software to the education market. The license agreement is being amortized on a straight-line basis over five years.

2.       NET EARNINGS / (LOSS) PER COMMON SHARE

Basic earnings / (loss) per share is computed by dividing net earnings by the weighted average number of shares outstanding during each period. In as much as the Company did not have any common stock equivalents outstanding at January 31, 2000 and January 31, 1999, diluted earnings per share have not been calculated.

The  following  data show the  amounts  used in  computing  earnings  per share.

                                                                             Nine Months Ended January 31,
                                                                            2000                      1999
                                                                        -----------              ------------
Shares outstanding during the entire period                               3,396,693                 3,396,693
Weighted average shares issued during the period                            115,662                        -0-
                                                                            ----------------------------------

Weighted average number of shares used in basic EPS                       3,512,355                 3,396,693

                                                                            Three Months Ended January 31,
                                                                            2000                      1999
                                                                        -----------              ------------
Shares outstanding during the entire period                               3,396,693                 3,396,693
Weighted average shares issued during the period                            132,771                        -0-
                                                                           -----------------------------------

Weighted average number of shares used in basic EPS                       3,529,464                 3,396,693

3.    NOTES PAYABLE AND LONG TERM DEBT

The Company has a bank line of credit agreement which allows the Company to borrow a maximum of $500,000 at an interest rate equal to the bank's prime rate plus 2.5%. The line of credit matures on March 31, 2000. The principal amount outstanding under the bank line of credit as of January 31, 2000 amounted to $190,616.

As of January 31, 2000, long term debt consisted of a note payable to a financial institution in the amount of $23,712. Such note requires monthly payment of $8,207 including interest at 11%, secured by inventory, accounts receivable and property and equipment, due March 31, 2000. Long term debt also included capital lease obligations in the amount of $69,579. The terms of the leases include options to purchase the equipment at the end of the lease, and have imputed interest rates ranging from 11% to 18% per annum.

Item 2.           Management's Discussion and Analysis or Plan of Operations

General:

The following discussion should be read in conjunction with the unaudited financial statements and notes contained in this report and in conjunction with "Management's Discussion and Analysis or Plan of Operations" and the audited consolidated financial statements and notes included in the Company's Annual report on Form 10-KSB, as amended for the year ended April 30, 1999.

Material Changes in Results of Operations:

Net sales for the three month period ended January 31, 2000 increased by approximately $149,000 (31%) compared to the three month period ended January 31, 1999. For the nine months ended January 31, 2000, net sales increased by $5,000 over the same period in the previous year. In September 1999, the Company completed and released a new mathematics-oriented product, which has increased sales over the prior year since its release.

Gross Profit for the three months ended January 31, 2000 increased by $186,000 (59%), while gross profit for the nine month period increased $197,000 (19%). Concurrently, gross profit as a percentage of sales increased 14% in the three-month period and 12% in the nine-month period. These improvements and increases were due to management's decision to perform certain software installation and training activities in-house rather than subcontracting them outside. The costs of doing these tasks in-house were significantly less.

Overhead expenses for the three months ended January 31, 2000 decreased $108,000 (23%) compared to the prior year. For the nine months ended January 31st, such costs decreased $551,000 (33%). These decreases were do to the following factors:

   * Research and development costs decreased as a result of completion of a major contract for a new product line in April 1999.
   * Sales and marketing expenses decreased due to a reduction of one sales person and partial redeployment of another.
   * General and administrative costs were lower for a variety of reasons, including lower fringes benefits resulting from decreases in staffing and expiration of a lease for certain office space that was not renewed.

Net income/(loss) for both comparative periods improved based on the cumulative effect of the above described factors.

Material Changes in Financial Condition:

Cash flows from operating activities for the nine months ended January 31, 2000 improved $753,000 compared to the prior year. This improvement was primarily the result of a reduction in net income/(loss) from a loss of $715,000 in 1999 to a gain in 2000 of $44,000. This improvement of $759,000 was offset by the small net effect of other factors that are not significant or material.

Cash flows from investing activities did not change materially year over year.

Cash flows from financing activities decreased $427,000 in the current year as compared to 1999. This was the result of net repayment of long-term debt in the current period as compared to net borrowings required in the prior year. This repayment was funded by a similar amount of proceeds from the sales of common stock

Factors Affecting Future Results

This Form 10-QSB may contain forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995 (Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). These can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," or "continue," or the negative thereof or other variations thereon or comparable terminology. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise.

These forward-looking statements are subject to risks and uncertainties that include, but are not limited to, the Company's limited liquidity and reliance on certain customers that represent significant portions of the Company's total revenue, as well as those identified in this report, the Company's ability to market its products and services on the Internet or otherwise, the timely development and acceptance of new products and services, the impact of competitive products and pricing, the timely funding of school budgets, customer payments to the Company and other risks described from time to time in the Company's other Securities and Exchange Commission filings. Actual results may vary materially from expectations. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         In conjunction with an Agreement and Plan of Reorganization approved by the shareholders of Wasatch Interactive Learning Corporation (Utah), on January 20, 2000 and the Board of Directors of AG Holdings, Inc., AG Holdings issued 3,605,205 shares of common stock to shareholders of Wasatch Interactive Learning Corporation in exchange for all of the outstanding common stock of Wasatch Interactive Learning Corporation. All of these shares were restricted and not registered under the Securities Act. See previously filed Form 8K.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On January 20, 2000, the shareholders of Wasatch Interactive Learning Corporation unanimously voted to approve an Agreement and Plan of Reorganization between AG Holdings, Inc. and Wasatch Interactive Learning Corporation, which was approved and proposed by the boards of directors of both companies.

         At this meeting, all of the officers and directors of the registrant resigned and were replaced by the following persons:

                  Barbara Morris    President and Director
                  Carol Loomis      Vice President, Secretary and Director

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         A)       Exhibits.
                  Exhibit 27 - Financial Data Schedule

         B)       Reports on Form 8-K

                  On February 14, 2000, the registrant issued a report on Form 8-K, for January 20, 2000 regarding Changes in Control of the Registrant as a result of an Agreement and Plan of Reorganization duly approved and executed between AG Holdings, Inc. and Wasatch Interactive Learning Corporation dated January 20, 2000.

                  Financial statements and pro forma financial information were not filed with this report but will be subsequently filed within sixty days as required.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WASATCH INTERACTIVE LEARNING CORPORATION
                                   (Registrant)


March 21, 2000                      /s/ Barbara Morris
                                    ----------------------------------
                                    Barbara Morris
                                    Chief Executive Officer, President and
                                    Director (Principal Executive Officer)


March 21, 2000                      /s/ Todd Brashear
                                    ----------------------------------
                                    Todd F. Brashear
                                    Chief Financial Officer
                                    (Principal Financial Officer)