Form 10KSB
period 2000-02-29
WASATCH INTERACTIVE LEARNING CORP
filed 2000-05-26
CIK 917300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended February 29, 2000

                          Commission File No. 000-23180

                    WASATCH INTERACTIVE LEARNING CORPORATION
           (Name of small business issuer as specified in its charter)

                                   Washington
                            (State of Incorporation)

                            5250 South Commerce Drive
                                    Suite 101
                           Salt Lake City, Utah 84107
                    (Address of principal executive offices)

                                   91-1253514
                      (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (801) 261-1001

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes _X_    No __

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     Revenues for the fiscal year ended February 29, 2000: $2,224,000

     As of the close of business on May 11, 2000, there were outstanding 7,658,334 shares of registrant's Common Stock. The approximate aggregate market value (based upon $3.00 per share closing sale price of such stock) of these shares held by non-affiliates of the registrant as of May 11, 2000 was $14,410,617.

     Transitional Small Business Disclosure Format (check one) Yes __ No _X_

                    Documents Incorporated By Reference: None

WASATCH INTERACTIVE LEARNING CORPORATION
FORM 10-KSB ANNUAL REPORT--2000
TABLE OF CONTENTS

PART I                                                                                       PAGE
                                                                                             ----

Item     1.    Description of Business...................................................       3
Item     2.    Description of Property...................................................      14
Item     3.    Legal Proceedings.........................................................      14
Item     4.    Submission of Matters to a Vote of Security Holders.......................      14

PART II

Item     5.    Market for Common Equity and Related Stockholder Matters..................      15
Item     6.    Management's Discussion and Analysis or Plan of Operations................      15
Item     7.    Financial Statements......................................................      22
Item     8.    Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure....................................................      37

PART III

Item     9.    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.......................      37
Item     10.   Executive Compensation....................................................      38
Item     11.   Security Ownership of Certain Beneficial Owners and Management............      40
Item     12.   Certain Relationships and Related Transactions............................      41
Item     13.   Exhibit List and Reports on Form 8-K......................................      43

                                     PART I

Forward-Looking Statements

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's operations that are based on Management's and third parties' current expectations, estimates, and projections. The forward-looking statements in this report reflect the good faith judgment of our management. However, forward-looking statements can only be based on facts and factors currently known. Consequently, these statements are not guarantees of future performances and actual results could differ materially.

     Statements made by the Company concerning future financial results, rapid sales growth, its ability to grow rapidly and expand its marketing and sales efforts nationwide, the introduction of new products and services for school and home usage, the effectiveness of the Company's products, online delivery of its products and instructional management system by Fall 2000 are all forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the Company's ability to market its products and services both online and offline, the timely development and acceptance of the new products and services, the impact of competitive products and pricing, the timely funding of school budgets, customer payments to the Company and other risks contained from time to time in the Company's SEC reports.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

     Wasatch Interactive Learning Corporation, a Utah corporation (WILC-Utah), was incorporated in July 1996 and commenced operations on February 14, 1997. On February 7, 1997, WILC-Utah entered into an asset purchase and software license agreement with Wasatch Education Systems Corporation (WESC), of which Barbara J. Morris, our chief executive officer, and Carol E. Loomis, our vice-president of development, were formerly the chief executive officer and vice president of development, respectively. Under this agreement, WILC- Utah purchased from WESC, substantially all of their assets, other than intellectual property rights relating to educational courseware, consisting of computer programs, multimedia materials and related documentation, which WESC licensed to its customers for use in the educational technology market. This educational courseware was developed by Ms. Morris and Ms. Loomis during their affiliation with WESC, and WESC granted to us, subject to our obligation to pay royalties to them, exclusive perpetual worldwide rights to use, reproduce, and modify this educational courseware. See "Business of Issuer--Intellectual Property."

     On January 20, 2000, WILC-Utah entered into an agreement and plan of reorganization with AG Holdings, Inc. under which:

o AG Holdings was the surviving corporation of a merger with WILC-Utah and our corporate name was changed from AG Holdings, Inc. to Wasatch Interactive Learning Corporation (WILC); and

o we issued an aggregate of 3,605,205 shares of our common stock to the stockholders of WILC-Utah, representing approximately 48% of our outstanding shares of common stock, after giving effect to this issuance.

     As a result of these transactions, the shareholders of WILC-Utah became our controlling shareholders; all of our then officers and directors resigned; Ms. Morris was elected as our president and chief executive officer and one of our directors; and Ms. Loomis was elected as our vice-president of development, secretary and one of our directors.

     We were incorporated on May 17, 1984 under the laws of the State of Washington under the name Image Productions, Inc., subsequently changing our name to Bahui USA, Inc., then to AG Holdings, Inc., and then to Wasatch Interactive Learning Corporation.

Business of Issuer

We provide curriculum-based educational courseware to two segments of the educational technology market:

o    the kindergarten through 8th grade, or K-8, market; and

o the adult market, which includes adult basic education and alternative education students.

     Our educational courseware titles address the majority of curriculum objectives for grade levels K-8, adult basic education, and preparation for a general education diploma, or GED. Our products offer instructional and "packaging" flexibility and feature problem-solving, simulations, advanced tools, and graphics. Our products are highly interactive and encourage users to be "active doers."

     Our products can be used on an individual computer running from a CD-ROM, on a local area network, on a wide-area network, in a computer laboratory setting, in the back of a classroom, and by a teacher on a demonstration teaching station. Our educational courseware management system also allows use of our educational courseware at home, or lessons running on the Internet, with updated results sent to the parents and/or school.

     We believe that the Internet is an integral component in improving academic skills in schools and privately through home access. To enable our educational courseware products to be delivered online via the Internet, we have completed a research and development program under which we:

     o developed a multimedia Internet development platform for rapid conversion of existing or enhanced products for online delivery via the Internet; and

     o developed in conjunction with a business partner, our Internet compatible educational courseware management system.

     Our Internet development platform permitted us to release in 1999, over 400 hours of deliverable comprehensive K-8 mathematics courseware, as well as a series of interactive mathematics tools.

Products

     Our products and services include technology-based educational tools and resources that can be used by teachers, students, and parents to increase student performance. Our products address curriculum objectives for grade levels K-8, adult basic education, and GED preparation. Customers may choose from one or a series of products that address curriculum objectives on a specific grade level or multiple grade levels. For example, our Projects for the Real World series is packaged by grade level, by interdisciplinary thematic unit, or as a comprehensive collection of K-8 units containing skills correlated to textbooks for reading, math, and writing. Our products are highly interactive and encourage users to be active "doers."

     Our products can be used on an individual computer running from a CD-ROM, on local area networks, on wide-area networks, in a computer laboratory setting, in the back of classrooms and by teachers on a demonstration teaching station. Our newest products are deliverable online via the Internet. Our courseware management system allows use of courseware at home, or lessons running on the Internet, with updated results sent to the parents and/or school.

     Our products are developed to encompass the skills and objectives traditionally presented as necessary skills at specific grade levels. Each series of products is designed to have broad appeal and to be interesting and motivating to children and adults requiring the skills. Each product has from six to 12 interactive tools that are accessible and integrated into the lessons or can also be accessed from the desktop and used independently for other content or subject areas.

     Our Math Expeditions product series consists of 145 units and 402 lessons designed to teach mathematics skills for grades K-8. The product is available by grade level, as individual skill lessons, by strands across grade levels (e.g., numeration) and as a comprehensive set of lessons. Our Math Tools product series is packaged as individual tools or as a set of four tools. Our Math Expeditions product series can be delivered on an individual computer running from a CD-ROM, over local area and wide area networks, and online via the Internet, using Microsoft or Netscape browsers.

     Our Projects for the Real World, K-3 product series consists of 26 units containing 485 activities, targeted to teach and reinforce the skills in reading, mathematics, writing, science, social studies and self esteem taught in grades K-3. The user identifies with 12 "Wasatch kids" animated characters, who serve as mentors modeling learning and problem-solving strategies.

     The online recorder tool allows the user to record his/her own voice reading a passage and play it back comparing it to the original passage.

     Our Projects for the Real World, 4-8 product series consists of 20 units containing 235 scored learning activities, combined with integrated online tools, designed to teach and reinforce skills in reading, writing, mathematics, social studies, and science for grades 4-8. This series is also appropriate for teenagers and adults needing to learn grade 4-8 skills. The online studio tool allows the user to produce a fully automated, voiced computer slide show. The product presents projects based on real world issues and content.

     Our Beginning Reading/Phonics K-5 product series consist of three units containing 56 lessons for the K-5 market, designed to give users the skills to become independent readers, writers, and thinkers. This is a self-contained multi-media phonics and language development program. The product offers a series of lively adventures featuring original graphics and photographs. This series is designed to complement our Projects for the Real World product series.

     Our Basic Skills for the Real World product series consists of eight units containing 80 hours of instruction, arranged in 159 lessons, designed to teach and reinforce reading, writing, mathematics, problem-solving, and job skills in meaningful contexts, targeted at the grade 7-adult basic education market.

     Our Job Skills For The Real World product series consists of three units containing approximately 30 hours of instruction, arranged in 28 lessons, targeted at the grade 7-adult education market. This product series is designed to teach and reinforce the job skills and competencies outlined in the U.S. Department of Labor publication, "What Work Requires of Schools."

     All of these products have been integrated under our Internet compatible courseware management system. This courseware management system allows a teacher to monitor student progress, provides automatic tracking of student time-on-task, assigns software, administers online testing, and prints progress reports. This product features a teacher-friendly design, online help, notice of student difficulty, and customizable features and can be accessed remotely by the teacher via the Internet.

     All of our products have been updated to run on Microsoft's Windows 95, Windows 98, Windows NT and Novell versions. Currently, our Math Expeditions product series runs on Apple's MacIntosh Operating System. We expect that by September of 2000, all of our products will be updated to run on the MacIntosh operating system.

     In addition, we have the right under our license agreement with WESC to use exploit the content of a family of courseware products which products are actively being used in over 250 schools and provide, we believe, excellent content for new products.

     These products consist of the following titles:

     o Communication Arts: Beginning Reading, Help Yourself Read, Reading Comprehension, Literature Bridge and Language Development -- five courses designed to develop reading and writing skills of students in grades 3-8.

     o Science: Life, Earth, Physical and Biology -- four comprehensive courses based on discovery and exploration; simulations model real-world phenomena, and targeted at grades 5-adult basic education.

     o Writing: Writing, Reading, Thinking Lab -- five writing tools with curriculum designed to develop the writing skills of students, targeted at grades 3-adult basic education.

     o Mathematics: Math for Life and Algebra -- targeted at grades 5-adult basic education.

     o Adult/Alternative Education: Life Skills, Building Work Skills, Steps to Reading, Steps to Success, and GED Preparation -- targeted at teenagers and adults.

Product Design and Development

     We consider successful product design and development to be essential to maintaining and growing the market for our curriculum-based products. We expect to continue enhancing our existing curriculum-based products while significantly increasing our efforts to develop new courseware.

     Our product series includes a diverse mix of media, formats, and visual presentations. Our products are built according to the following fundamental design principles, which we believe differentiate our products from competitive products:

     o    we correlate each title to state and national academic standards; and

     o we create interesting characters in engaging situations that unfold with the help of real-world simulations, audio, and sophisticated interactivity.

     Product concepts originate within our professional development staff led by Barbara Morris and Carol Loomis. The products are designed and developed by our development staff, which is occasionally augmented by external consultants and contractors. All creative work for the products is done in-house, including original concepts, storyboards, and animation design. Audio is recorded at a local studio and integrated into the product by our development staff. Educational consultants are involved throughout the development process.

     Our development plans include making all existing products deliverable online via the Internet by September 2000. We intend for these products to have features and functionality specific to the content and to have the consistency of use provided by our Internet development platform. Each series is self-contained or complements other products targeted at the same grade level when purchased together.

     The Company spent $587,000 and $820,000, respectively, on research and development activities during the fiscal years ended February 29, 2000 and February 28, 1999.

Markets

     The educational technology market can be divided into four segments:

     o    the school market;

     o    the adult education market;

     o    the home schooling market; and

     o    the Internet market.

     School Market. In this market segment, the primary emphasis is on content and instructional methodology.

Product life spans are much greater than retail, marketing costs are lower, and the greater emphasis on content and instructional methodology means development costs are lower, which may result in greater profitability.

     The school market for educational software is large and growing. According to a report by Quality Education Data, Inc., or QED, in the 1998-1999 school year, K-12 schools spent more than $6.7 billion on educational technology, representing an increase of approximately 25% from previous year spending levels. This report also indicates that spending on instructional software increased by approximately 74% in the 1998-99 school year and is attributed, in part, to the increased number of multimedia computers at school district and individual school levels. QED research shows that in the last two years, the average number of multimedia computers per school has increased nearly 200% and that in the average school, two-thirds of the installed base of computers are now multimedia. QED projects that K-12 districts will buy almost a third more multimedia computers for instructional use in the 1999-2000 school year. Based on 1999 data from Market Data Retrieval, the K-12 marketplace in the United States consists of approximately 109,175 public and private schools, 14,349 school districts, and 51.4 million students. New schools are being added at a rate of approximately 778 per year. Title I is the largest federally funded education program at $7.7 billion, up 4% from the prior year, and it is estimated to be the largest single source of funding for technology-related products. Internet access in schools is increasing as more teachers use the Internet in their instruction. According to a recently released study by the National Center for Educational Statistics of the U.S. Department of Education, approximately 95% of U.S. schools were connected to the Internet last year, compared with about one-third in 1994.

     Adult Education Market. Based on data from the National Institute for Literacy, approximately 4.0 million Americans are enrolled in adult education courses which are generally provided through high schools, community colleges, adult learning centers, and correctional facilities. A National Adult Literacy Survey found that over 40 million Americans age 16 and older have significant literacy needs and more than 20% of adults read at or below a fifth-grade level, far below the level needed to earn a living wage. Management believes, based on its knowledge of the industry, that there are a variety of other factors involved in the dramatic growth of adult education programs in the United States, including:

     o high school dropouts establishing qualifications for job opportunities;

     o    immigrant population seeking to develop English language skills;

     o    corporations trying to improve job performance of employees;

     o    a requirement to qualify for welfare; and

     o    prevention of recidivism in the nation's prisons.

     It is generally accepted that funding for adult education is in the billions, considering that Welfare-to-Work grants totaled $3 billion in 1998-99, federal and state governments provided over $1.3 billion in 1997, the Job Training Partnership Act grants are in the hundreds of millions of dollars, and millions of dollars more are provided through private funding. Use of instructional technology is rapidly increasing to meet the demands of this fast-growing market segment.

     Homeschooling Market. According to the National Home Education Research Institute, or NHERI, between 700,000 and 1.5 million children in the grade K-12 age group are being home-schooled in the United States, and the numbers are growing every year. We believe that home schooling is growing at a significant rate due, in part, to:

     o    increasing school violence;

     o    lowering opinions of public education standards; and

     o the desire to protect children from undesirable influences outside the home.

     Another reason home schooling is growing at record numbers is that the Internet is providing resources that make it easier for parents to teach their children at home. On the Internet, families can create a virtual schoolhouse in their living rooms. Almost every state has annual statewide homeschooling and family learning conferences. While educational technology expenditures for this market are difficult to estimate, homeschoolers have a great need for comprehensive, effective managed educational courseware based on sound educational research. A 1996-1999 NHERI study found that 86% of homeschoolers have computers in their home, and 84% of them use their computers for homeschooling. This market is accessible through conferences, direct mail, advertising in specialized newsletters and magazines, and on the Internet.

     Internet Market. The Internet is becoming an increasingly important part of U.S. education, with teachers and parents viewing the Internet as a powerful learning communication and information resource for use in both schools and in homes. A Newsweek/Kaplan Poll of parents with children in grades K-8 shows that approximately 75% of these parents have computers at home, and 62% are connected to the Internet. More than half of the children in grades K-4 use computers at least a few times a week. Teachers are seeking ways to effectively harness the resources available on the Internet and offer their students safe and appropriate materials.

     As more parents and schools see personal computers and educational courseware as possibly the most important investment they can make for their children and students, there is a very large revenue potential from the online accessibility of educational courseware. Internet-deliverable content is becoming a valuable commodity as Internet companies are aggressively acquiring content-providers. We believe that we are in the unique position of having access to a broad range of educational content that is, or can be quickly and cost-effectively, made Internet-deliverable.

Market Opportunity

     We believe that increased spending on educational technology, a growing commitment to improving student achievement, and rising demand for educational programs that are built around or include educational technology has created a significant market opportunity for providers of educational courseware and Internet-deliverable educational products and services.

     While many technology companies are attempting to position themselves to take advantage of this opportunity, we believe that none dominates the education market, creating a competitive advantage for companies like us, that have a comprehensive offering of educational courseware products.

     We encourage learning by offering high-quality, media-rich, interactive, curriculum-based content. Under our license agreement with WESC, we have:

     o a perpetual, world-wide license to use and reproduce over 1,000 instructional hours of educational courseware for the K-8 and adult education markets developed by Ms. Morris and Ms. Loomis while they were at WESC and the right to enhance and upgrade this courseware or prepare new courseware products using the code and/or instructional content of this licensed courseware; and

     o a perpetual world-wide license to directly or indirectly market, distribute, sell and sublicense this licensed courseware and the new courseware products we derive from the original courseware, as defined in this license agreement.

     We believe that our courseware is highly interactive, allowing the student to respond to problems and receive immediate feedback. Through a combination of animation, graphics, and sound, we provide a rich user interface that is visually engaging and stimulating to students. Our consistent solving- solving approach explains abstract concepts in the context of the student's everyday life. We believe that this context improves the student comprehension and, as a result, his or her overall performance in school. See "--Products" and "--Intellectual Property."

     We Expect to Offer a Broad Range of Products and Services. Our broad range of products enables us to offer integrated school/home educational solutions. Teachers will be able to access online tools, such as correlations, to help them integrate our courseware into existing curricula and utilize a variety of tools to evaluate student performance. Specifically, we are developing an online assessment product that, while correlating to all national and state standards, measures student performance through online tests. This diagnostic functionality then can be used to prescribe specific components of our educational content that address diagnosed areas of weakness in student performance. We believe that these tools will improve the overall instructional capabilities in an environment in which teachers are becoming increasingly accountable for the performance of their students, and will allow teachers to increase their control of the learning process. We expect that parents will be able to use our various online services to help them monitor the progress of their children and communicate with other parents and teachers. Students will be able to use our Web site to complete homework assignments.

     Our newly developed Internet development platform accelerates our ability to make our existing products Internet-deliverable and our courseware management system permits students to rapidly access, and teachers to effectively manage the use of our products by their students. Through the use of our proprietary Internet development platform, we released for distribution in 1999 more than 400 hours of comprehensive K-8 mathematics courseware which is deliverable online via the Internet, as well as a series of interactive mathematics software tools. We believe we were able to complete this project in half the time and at a cost reduction of approximately of 50%, as compared to the time and cost that would be required by our competitors to complete a similar project. In addition, we believe that our Internet compatible remote-access courseware management system, under which all of our products have been integrated, gives us a competitive advantage in the educational technology market and a significant advantage in the Internet segment of that market. We believe that the availability of this remote-access management system for use with our educational courseware will significantly enhance our ability to sell our products to school districts and schools.

     Our experienced professional development staff, coupled with our library of educational courseware, and our Internet development platform, will facilitate the rapid development of new products for the educational technology market. In addition to our current educational courseware offering, we have the right under our license agreement with WESC to additional content from a family of educational courseware which is currently being used in over 250 schools. We believe this courseware provides high quality content for new products. We believe that this content, coupled with our professional development staff, lead by Ms. Morris and Ms. Loomis, and our proprietary Internet development platform, will facilitate the rapid development of new products which will be deliverable on a CD-Rom to Windows and MacIntosh users and deliverable online via the Internet.

Strategy

     Our objective is to become a leading provider of technology-delivered, curriculum-based educational material in the K-8, adult education and home segments of the educational technology market. To achieve this objective, we intend to pursue the following strategies:

     Expand the Distribution of Our Products. We intend to implement the following strategy over the next six months:

     o Expand the geographic distribution of our courseware products from 19 states as of May 11, 2000 to 30 states. Starting with 1.5 direct sales representatives in l999, we expanded to 11 representatives by April 1, 2000. We expect to further increase our direct sales force to 20 representatives and increase the number of independent educational reseller companies for our products from two to 10 companies.

     o Expand our product sales to niche markets within the educational technology market, such as adult basic education programs, alternative high schools, correctional institutions, charter school, private schools, home schooling, community colleges, and home usage via the Internet.

     o    Increase our participation at educational conferences.

     Develop and Enhance Our Educational Web site. We intend to make our Web site accessible to parents, students and teachers by offering online application products targeted at the needs of these constituencies, on a subscription fee basis, rather than the traditional one-time license fee. For example, we intend to offer programs on our Web site that will permit:

     o parents to diagnose learning deficiencies of their children, select courseware for improving academic performance, then monitor a child's academic progress;

     o students to use our Web site to complete online lessons, submit completed homework assignments, use research tools, or chat with experts;

     o teachers to customize instructions for individual children, communicate with parents, submit homework assignments to students, obtain home progress reports, and discuss effective instructional techniques with other teachers;

     o parents engaged in home schooling to use our Web site to test children on standard learning objectives, assign specific courseware, and discuss teaching strategies online; and

     o adults seeking to further their basic education to complete their GED requirements, learn English, or improve basic skills.

     Enhance and Upgrade Existing Products and Develop New Products. Our research and development strategy is to:

     o utilize our Internet development platform to make all of our existing products Internet-deliverable as rapidly as possible;

     o complete development and testing of an educational assessment product that will have applications in all segments of the educational technology market. We believe that this assessment product will be especially attractive to parents because it will permit parents to determine the educational skills of their children, as compared to applicable state standards, and will recommend, and permit parents to purchase from us online, specific software products designed to address the specific educational deficiencies identified by our assessment product; and

     o enhance our courseware management system so that it can be used in e-commerce transactions on our Web site.

     Capitalize on the Experience of Our Management and Product Development Personnel. We have a management team with extensive educational technology experience led by Barbara Morris and Carol Loomis. They were responsible for the development of the licensed programs available to us under our license agreement with WESC. Both have had extensive management experience with leading educational technology companies, and Ms. Morris has extensive experience in educational sales management. In addition, Ms. Loomis has significant experience in developing multi-media educational courseware, and both have hands-on experience in the teaching profession. Other key members of our development staff have extensive experience in the development of educational courseware or media- media computer programming. Our national sales manager has six years of experience in educational technology sales, beginning his career at WESC. Prior to that time, he was technology director for an Indiana school district, an assistant principal and a teacher.

     Pursue Strategic Acquisitions and Relationship. As financial resources become available, we intend to enter into strategic acquisitions and relationships to facilitate the growth of our business through diversification of revenue sources and revenue growth and the addition of technological resources and experience. While several candidates have been identified, we have not had any negotiations with these candidates and have no commitments to acquire any company or to enter into any strategic relationship.

Marketing and Sales

     We sell our curriculum-based educational courseware directly to school districts, public and private schools, alternative high schools, and adult education sites. We target sites that use technology for interactive computer learning. Schools are becoming more involved in the decision process as site based management is implemented within school districts. The sales cycle for the initial purchase of our curriculum-based educational courseware is typically six months.

     During fiscal 2000, approximately 41% of our revenue came from the States of Kentucky, Illinois, Indiana and Missouri; 9% from Georgia; and 8% from Arizona. One school district in Missouri and one in Illinois accounted for 17% and 11%, respectively, of the Company's total revenue for fiscal 2000.

     As of May 11, 2000, we employed 11 direct sales representatives. As of that date, this sales force was supported by our two person inside sales support staff. Our inside sales support staff provides pre- and post-sales support and works with schools currently using our products to identify additional sales opportunities. While our sales personnel and sales support team are focused on selling into new accounts and increasing our presence in current accounts, they also act as partners with implementing schools in identifying funding sources. Each of our direct sales representatives has substantial experience in educational technology sales, is generally working in his or her home territory and has extensive contacts in school districts within that territory. We also currently distribute our products through two independent educational reseller companies. Our direct sales representatives currently service Kentucky, Illinois, Indiana, Michigan, Missouri, Ohio, Virginia, West Virginia, North Carolina, South Carolina, Mississippi, Louisiana, Texas, Arkansas, Georgia, Florida, California, Arizona, and Utah. The Company's current independent educational reseller sales companies service Chicago, Illinois and Dade County, Florida.

     Currently, we are focusing our efforts on broadening our geographical distribution by hiring up to nine additional direct sales representatives and engaging up to 10 additional independent educational reseller companies.

     Our products are sold to several other school districts outside the distribution areas described above, either through existing customer updates, customer references, or exposure at national conferences. In fiscal 2000, school districts in California purchased approximately $110,000 of our products through direct purchases without any direct sales representation.

     We have been successful selling products in those states where our products are marketed. We believe that sales will accelerate with the direct marketing in the other states where there is currently no exposure to our products.

Competition

     The market for educational technology dollars is highly competitive, with no company having significant market penetration. We generally compete for educational technology dollars with companies providing single-title retail products, software publishers Internet content and service providers and computer hardware companies, among others. We believe we compete favorably with educational courseware products in these categories on a price and performance basis.

     As Internet and broadband services become more widely deployed in the K-8 and adult education segments of the educational technology market, we believe new and as yet unidentified competition will enter the market. Traditional media companies and rapidly expanding Internet companies are likely to present new competition. Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, many of these current and potential competitors can devote substantially greater resources to product development, marketing, promotional campaigns, and Web site and systems development than we can.

     In the K-8 segment of the educational courseware market, we compete with comprehensive curriculum software publishers which distribute various computer-based learning systems, including Computer Curriculum Corporation, Compass Learning Corporation (formerly Jostens Learning), and Curriculum Advantage Corporation.

     We believe that we compete favorably with these companies on the basis of price and quantity of our products, their comprehensive coverage of skills in grades K-8, and the number of our products that are deliverable online via the Internet and an Internet compatible courseware management system.

     In the adult education segment of the educational courseware market, PLATO Learning is one of our largest competitors and both Pearson Education and McGraw-Hill have acquired educational software companies that compete in this market. We believe that:

     o no one educational software company dominates this rapidly growing market segment;

     o we believe we compete favorably with these companies in the quality and depth of coverage of our product; and

     o we believe we can compete favorably by having all of our products deliverable online via the Internet by September 2000.

Intellectual Property

     We rely principally upon a combination of copyright, trademark, and trade secret laws and contractual restrictions to protect our proprietary rights.

     To the extent our products consist of licensed programs under our license agreement with WESC, we have the exclusive, perpetual, worldwide license to use, copy, display, modify and prepare licensee derivative works from the licensed programs. "Licensee derivative works" are educational courseware products containing a substantial amount of code or instructional content derived from licensed programs.

     WESC has also granted to us under the license agreement, the exclusive perpetual, worldwide right to market, distribute, sell and sublicense in the education market, licensed programs, third-party courseware, and licensee derivative works. Commencing March 1, 2000, our license to market, distribute and sublicense licensed programs became exclusive as to all markets.

     The licenses granted to us are subject to our obligation to pay prescribed royalties to WESC on the net revenues we receive from the distribution or sublicensing of the licensed programs. The license agreement also grants to us an exclusive, perpetual, worldwide, royalty-free license to use all trade names and logos associated with the licensed products.

     Our Internet compatible instructional management system was developed for us, on a contract fee basis, by PlaNet Software, Inc. as a unique version of their proprietary Internet compatible instructional management system. The fee we paid to PlaNet included a royalty-free license to distribute this product. In this connection, PlaNet has granted us a perpetual, worldwide, non-exclusive right to reproduce and distribute this product in object code form only and a similar license to produce from the source code for PlaNet's instructional management system, enhanced versions of the original product. However, we are prohibited from distributing this source code. PlaNet continues to technically support, provide error-correction service and enhance and update our Internet compatible instructional management system pursuant to our software maintenance agreement with them.

     To date, we have not been notified that our technologies infringe the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us or by our licensees with respect to past, current or future technologies. We expect that participants in our markets increasingly will be subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition.

Seasonality

     Our operating results are expected to vary significantly from quarter to quarter because of seasonal influences on demand for our curriculum-based products and our services are based on school calendars, budget cycles and timing of school districts' funding sources. Our revenues have historically been highest in our fourth fiscal quarter, and lowest in our first fiscal quarter.

Government Regulation

     In general, existing laws and regulations apply to transactions and other activities on the Internet. However, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. Many of these laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous U.S. federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes related to the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is likely that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations, and the applicability of existing laws and regulations to the Internet, may adversely impact the growth of use of the Internet in general and our ability to conduct our business in particular, which would affect our business negatively.

     Specific laws and regulations concerning the use of the Internet have been enacted. In particular, acting under the mandate contained in the Children's Online Privacy Protection Act, the Federal Trade Commission, or FTC, recently adopted regulations, effective April 21, 2000, that prohibit unfair and deceptive acts and practices in connection with the collection and use on the Internet of personal information from children under 13 years of age. The Child Online Protection Act of 1998, also known as COPA, prohibits harmful commercial communications over the world wide web that are available to any person under l7 years of age. COPA, however, was declared unconstitutional by a federal district court earlier this year and that decision is currently on appeal. If the district court's decision is overturned and that ruling is upheld upon further appeal, providing information to minors over the Internet would be greatly limited. The FTC has strongly advocated that even general audience Web sites establish privacy policies that include procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, and provide users with the ability to access, correct and delete personal information stored by the Web site. We cannot assure you that we will adopt policies that conform with regulations adopted or policies advocated by the FTC or any other federal or state governmental entity.

     It is also possible that "cookies" may become subject to laws limiting or prohibiting their use. "Cookies" refers to information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge or consent, which is used to track demographic information and to target advertising. Some of the currently available Internet browsers allow users to modify their browser settings to remove cookies at any time or prevent cookies from being stored on their hard drives. In addition, a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or eliminations of the use of cookies could restrict the effectiveness of our targeting of advertisements, which could have a material adverse effect on our ability to general advertising revenue.

     The U.S. government has proposed legislation that would afford broader protection to owners of databases of information, such as stock quotes and sports scores. If enacted, this legislation could result in an increase in the price of services that provide data to Web sites. In addition, this legislation could create potential liability for unauthorized use of this data.

     Because our services will be accessible throughout the United States, a state may claim that we are required to qualify to do business as a foreign corporation in that state. We are currently qualified to do business in each state in which we are soliciting sales of our products. Our failure to qualify as a foreign corporation in a state in which we are required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in those states. Any new legislation or regulation, or the application of laws or regulations from jurisdictions the laws of which do not apply to our business currently, could have a material adverse effect on our business.

Employees

     As of May 11, 2000, we employed 32 persons, including our three executive officers, fifteen in technology and development, one in general and administrative and thirteen in marketing and sales. We expect that our headcount will continue to increase, particularly in sales, technology and development. None of our employees is represented by a labor union and we consider our employee relations to be satisfactory.

ITEM  2. DESCRIPTION OF PROPERTY

     Our headquarters are located at 5250 South Commerce Drive, Salt Lake City, Utah 84107, where we currently lease approximately 8,900 square feet under a lease expiring in 2002. We consider this facility to be adequate for our current and foreseeable needs.


ITEM  3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal or administrative proceedings.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Data

     The Company's common stock has been quoted on the NASD's Over-The-Counter
(OTC) Bulletin Board market under the symbol ILRN since February 16, 2000. Prior to that date, the Company's common stock had been quoted on the NASD OTC Bulletin Board market under the symbol AGHL. The following table sets forth the high and low sale prices for the common stock as reported on the NASD OTC Bulletin Board for the periods indicated.

Fiscal 2000:

Quarter Ended:                                   High            Low
--------------                                   ----            ---
May 31, 1999                                     $0.00          $0.00
August 31, 1999                                  $0.00          $0.00
November 30, 1999                                $0.00          $0.00
February 29, 2000                                $8.63          $5.25

Fiscal 1999:

Quarter Ended:                                   High            Low
--------------                                   ----            ---
May 31, 1998                                     $0.00          $0.00
August 31, 1998                                  $0.00          $0.00
November 30, 1998                                $0.00          $0.00
February 28, 1999                                $0.00          $0.00

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of February 29, 2000, the Company complied with all of the requirements of the National Association of Securities Dealers, Inc. ("NASD") for continued listing of the Common Stock on the NASD OTC Bulletin Board.

Holders

     The Company had approximately 728 holders of record of its common stock, as of May 11, 2000.

Cash Dividends

     The Company has never paid or declared any cash dividends on its common stock since its inception. The Company expects to retain future earnings, if any, to finance the growth and development of its business. The Company does not anticipate paying cash dividends in the foreseeable future and there can be no assurance that dividends will ever be paid by the Company. Any future determination as to payment of dividends will depend upon the Company's financial condition, results of operations and such other factors, as the Board of Directors deems relevant.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included in Item 7 to this report.

Overview

     We develop, market, and sell curriculum-based educational courseware and related services to schools, school districts, and adult education sites located in the United States. Our comprehensive courseware library includes over

1,400 hours of instruction addressing the curriculum objectives for grades K-8, adult basic education, and GED preparation. The subject areas covered include reading, writing, mathematics, science, social studies, self-esteem, conflict resolution, and life and job skills. All of our products have been integrated under our Internet-compatible courseware management system, which allows the delivery of our courseware on local area and wide area networks, by a teacher on a demonstration teaching station, in a computer laboratory setting, or at home through online access via the Internet and monitors student progress, tracks time-on-task, assigns courseware, and prints progress reports. We recently released a new mathematics product series, which includes over 400 hours of comprehensive instruction. These new products are deliverable online via the Internet. By September 2000, we expect that virtually all of our products will be Internet-deliverable.

Merger

     On January 20, 2000, we entered into an agreement and plan of reorganization with Wasatch Interactive Learning Corporation, a Utah corporation, under which WILC-Utah merged with and into us. In connection with the merger, we issued 3,605,205 shares of our common stock to the stockholders of WILC-Utah, representing 48% of our outstanding shares of common stock after such issuance, and we changed our name from AG Holdings, Inc. to Wasatch Interactive Learning Corporation.

     The merger has been accounted for as a reverse acquisition, whereby the surviving company reflects the combined assets and liabilities of the surviving company and the acquired company at their historical book values and the historical operations of the combined companies are those of WILC-Utah. While our common stock remains outstanding, for financial reporting purposes, the accumulated deficit in retained earnings is that of WILC-Utah. The statement of operations for the fiscal years ended February 29, 2000 and February 28, 1999 reflect WILC-Utah's operations for the two years ended February 29, 2000 and the operations of the surviving entity of the merger from January 20, 2000, date of reorganization, through February 29, 2000. As our financial operations for the time periods discussed above were immaterial in relation to those of WILC-Utah, a separate breakout of financial data for AG Holdings, Inc. has not been presented.

Revenue

     Our revenue is derived substantially from the sale of curriculum-based educational courseware licenses to U.S. schools and school districts in the K-8 market, and adult education sites, which includes adult basic education and GED preparation. We also generate revenue from installation, training, and customer support services, for which we charge fees. Annual renewal fees are charged to existing customers based on the number of file servers loaded with our software at each school or adult education site. The renewal fee includes access to our customer support representatives for a 12-month period and one software upgrade of their licensed courseware. The average courseware sale is $30,000 and consists of 40 network licenses, on-site installation, and two days of on-site training. Courseware revenue is recognized when the software is shipped, collectability is probable, and there are no significant obligations remaining. Installation and training revenue is generally recognized when installation and training is complete, which normally occurs within 30 days after product shipment. Renewal fee revenue is generally deferred at the time of sale and recognized ratably over a 12-month period.

     The majority of our revenue has been derived from the sale to schools and adult education sites of workstation licenses of our licensed courseware and our proprietary courseware.

     Licensed courseware. Licensed courseware includes six suites entitled, "Beginning Reading," "Projects for the Real World K-3," "Projects for the Real World 4-8," "Basic Skills," "Job Skills," and "Windows Instructional Management System." Wasatch Education Systems Corporation originally developed this courseware, and we have the exclusive license to sell these products in the education market. We have enhanced these products during the last three years, updating the products to run on Microsoft's Windows 95, 98, and NT operating systems. Under our license agreement with WESC, we own these enhanced products. The majority of our revenues over the last three years have been generated from the sale of WESC licensed courseware. When we sold WESC licensed courseware, we were required to pay WESC a royalty based on 10% of net sales of licensed courseware. However, our license agreement with WESC has been amended to reduce royalties to 2.5% of our net sales commencing March 1, 2000.

     Proprietary courseware. The following five suites of products constitute our proprietary courseware:

     o our comprehensive "Math Expeditions" courseware, which reinforces the necessary mathematics skills for K-adult education market;

     o our interactive set of tools and manipulatives that make abstract mathematical skills concrete;

     o    our Java-based instructional management system; and

     o    our Student TRAX curriculum manager; and

     o    video test assessment product.

     Installation, Training, Customer Support, and Print Revenue. Service revenue includes fees for installation, on-site customer training, customer support access via an 800 help number, and printed materials such as teachers' manuals.

     Future Revenue Sources. We anticipate that our revenue mix will change over time. In the future, we plan to generate revenue from other sources, such as new titles that may be developed to expand our proprietary courseware offering, subscriptions to the online offering of our educational courseware, and related services.

Cost of Revenue

     Costs associated with our revenue include CD-ROMs, software documentation, packaging, shipping, customer support labor, training support labor, royalties, amortization of our licensed courseware capital costs, and other costs associated with the production and delivery of our courseware and services.

Operating Expenses

     Our operating expenses are comprised of:

     o research and development costs, which consist of employee labor costs associated with the programming, graphic design, art production, development, maintenance, and testing of our educational courseware content and for making our content available online over the Internet. We retain outside contractors from time to time to develop proprietary software products. The decision to use our employees or outside contractors to develop products rests with management and is usually based on time constraints and cost effectiveness. It is our policy to charge research and development costs to expense as incurred.

     o sales and marketing costs, which consists of salaries, commissions, related payroll and travel costs of our sales force, advertising, promotion and displays at educational conferences, and marketing costs associated with reaching our customers.

     o general and administrative expense, which include salaries, benefits and related payroll costs for our executive officers and administrative personnel, office rent and equipment lease costs, professional fees, and other general corporate expenses.

     We expect our operating expenses to increase significantly as the number of direct sales representatives increases, we continue to develop our Web site and Web-based products, and we increase the number of employees in sales support, marketing, and product development functions.

Results of Operations

     The following table sets forth statement of operations data for our fiscal years ended February 29, 2000 and February 28, 1999. This information has been derived from our audited financial statements. You should read this information in conjunction with our audited financial statements and the related notes appearing elsewhere in this prospectus.

                                                             Fiscal Years Ended
                                                     February 29, 2000     February 28, 1999
                                                     -----------------     -----------------
                                                           (in thousands of U.S. dollars)

Revenue:
          Licensed courseware                            $ 1,068                    $ 1,214
          Proprietary courseware                             635                        145
          Service income                                     521                        589
                                                         -------                    -------
          Total revenue                                    2,224                      1,948
Cost of revenues                                             451                      1,139
                                                         -------                    -------
Gross margin                                               1,773                        809
Operating expenses:
          Research and development                           587                        820
          Sales and marketing                                455                        851
          General and administrative                         578                        703
                                                         -------                    -------
Total operating expenses                                   1,620                      2,374
                                                         -------                    -------
Income (loss) from operations                                153                     (1,565)
Other income (expense),
          Interest expense, net                              (75)                       (97)
Provision for income taxes                                    (1)                       (--)
                                                         -------                    -------
Net income (loss)                                        $    77                    $(1,662)
                                                         =======                    =======

Fiscal Year Ended February 29, 2000 Compared to Fiscal Year Ended February 28, 1999

Revenues

     Our revenue increased to $2,224,000 in the fiscal year ended February 29, 2000 from $1,948,000 for the fiscal year ended February 28, 1999, an increase of 14%. The components of these revenues consisted of the following:

     o Licensed Courseware Revenue. Licensed courseware revenue of $1,068,000 for fiscal 2000 decreased $146,000, or 12%, from the year ago level of $1,214,000, as a result of our sales force concentrating their selling efforts on our new "Math Expeditions" proprietary courseware, which was released in September 1999.

     o Proprietary Courseware Revenue. Sales of our proprietary courseware increased $490,000, from $145,000 for fiscal 1999, to $635,000 for fiscal 2000. This increase was attributable to market acceptance of our new "Math Expeditions" product.

     o Service Revenue. Service revenue of $521,000 for fiscal 2000 decreased $68,000, or 11%, from the year ago level of $589,000. This decrease was primarily attributable to a decrease in customer support fees for DOS-based products, which are no longer being supported by us.

     At February 29, 2000, our deferred revenue of $78,000 consisted of renewal customer support fees of $61,000, training revenue of $11,000 and installation revenue of $6,000.

Cost of Revenues

     Our cost of revenues decreased 60% to $451,000 for fiscal 2000, down from $1,139,000 for the comparable period in 1999. Gross margin, as a percentage of total revenues increased to 80%, an increase of 38% from fiscal 1999. The substantial variance in our cost of sales and gross profit for fiscal 2000 as compared to fiscal 1999, was the result of the following factors:

     o Under our license agreement with WESC, we had the right to extend the exclusivity period for licensed programs during each license year by paying $500,000 to WESC. We elected not to extend the exclusivity period for license year 2000, thereby saving $545,000 of expense, as compared to fiscal 1999. In addition, when we elected not to extend the exclusivity period, we had the right under the license agreement to apply excess royalties paid since the date we commenced operations (the difference between minimum royalties paid when we elected exclusivity and the 10% royalties due if we did not elect exclusivity) against future royalty expense. As of February 29, 2000, we recorded as an asset, a $45,000 pre-paid royalty credit which we reasonably expect to apply toward fiscal 2001 royalty expense.

     o Training support labor costs decreased $132,000, or 66%, for fiscal 2000, as compared to the year ago level, as a result of our reduction of our workforce by two employees in June of 1999 and a shift to using less expensive independent contractors for on-site installation services.

Operating Expenses

     Research and Development Costs. Research and development costs decreased by 28% to $587,000 for fiscal 2000, as compared to $820,000 for the previous fiscal year. The decrease was attributable to the completion of development of our Internet development platform and Java-based Internet courseware management system in April 1999. Development of these products has enabled us to dramatically reduce programming costs and speed up the development and delivery of new courseware products. During fiscal 1999, we paid an outside contractor approximately $240,000 to develop our Java-based Internet courseware management system.

     Sales and Marketing Expenses. Sales and marketing expenses of $455,000 for fiscal 2000 decreased $396,000, or 47%, from $851,000 for fiscal 1999. The decrease was primarily attributable to a reduction of 1.5 direct sales representatives, one sales support employee, and a reduction in marketing and educational conference participation in fiscal 2000, as compared to fiscal 1999. We increased our sales force from 1.5 to 11 direct sales representatives in April 2000 and expect to further expand our direct sales force to 20 by August 2000.

     General and Administrative Expenses. In line with other operating expenses, general and administrative expenses decreased $125,000, or 18%, from $703,000 for fiscal 1999 to $578,000 for fiscal 2000. The decrease reflects a decrease in office lease expense, personnel, and office maintenance expenses. The decreases in general and administrative expenses were partially offset by an increase in professional expenses.

Operating Income (Loss)

     Income from operations for fiscal 2000 was $153,000, as compared to a loss of $1,565,000 for fiscal 1999. This realization of income from operations was due, in large part, to the significantly reduced operating expenses discussed above. Income (loss) from operations for fiscal 2000 and fiscal 1999 include non-cash charges for asset depreciation and intangible asset amortization of $381,000 and $375,000, respectively.

Net Interest Expense

     Net interest expense of $75,000 for fiscal 2000 decreased $22,000, or 22%, from $97,000 for fiscal 1999 as a result of our repayment of borrowing under a $500,000 line of credit earlier than anticipated.

Income Taxes

     As of February 29, 2000, we had net operating loss carryforwards for tax purposes of $1,500,000, which are available to offset future taxable income. The Tax Reform Act of 1986 limits the annual amount, which can be used for certain of these carryforwards as a result of our recent change in control. Our net operating loss carryforwards begin to expire in 2017.

Net Income (Loss)

     As a result of the foregoing factors, we had net income of $77,000 for fiscal 2000, as compared to a loss of $1,662,000 for fiscal 1999.

Liquidity and Capital Resources

     Historically, we have financed our operations by borrowings under secured term loans, working capital lines of credit and loans from related parties. During the fiscal year ended February 29, 2000, we received proceeds of $1,220,000 from the sale of our common stock and repaid $576,000 of debt. The remainder of the proceeds was used for working capital purposes.

     Our cash position was $72,000 at February 29, 2000. Net cash used in operating activities for fiscal 2000 was $540,000, as compared to $929,000 for fiscal 1999. We used $32,000 for equipment purchases during fiscal 2000. No cash was used for equipment purchases during fiscal 1999. Net cash flow provided to us from financing activities was $644,000 for fiscal 2000 and $24,000 of net cash was used by us in financing activities during fiscal 1999.

     Current and long-term debt of $83,000 at February 29, 2000 is primarily composed of capital lease obligations of $67,000. These leases have imputed interest rates ranging from 11% to 18% per annum and expire in 2005. The remainder of our debt is comprised of a $16,000 note payable to a financial institution, which bears interest at a rate of 11% per annum and matures on April 30, 2000. Long-term debt in the amount of $394,000 owed to two officers and a shareholder was satisfied during fiscal 2000 through the issuance of common stock. In addition, the same two officers forgave $658,000 in accrued salaries during fiscal 2000. This forgiveness was recorded as a contribution of capital. See "Related Party Transactions."

     We have issued as a dividend, Class A warrants to shareholders of record as of February 15, 2000, on the basis of one Class A warrant for each five shares of our common stock outstanding on that date. Each Class A warrant entitles its holder to acquire one share of common stock and one Class B warrant for $14 prior to February 15, 2002. Each Class B warrant entitles its holder to purchase one share of our common stock for $28 prior to February 15, 2004.

     Our future capital requirements will depend on a variety of factors, including market acceptance of our products and the resources we devote to developing, marketing, selling, and supporting our products. We expect to devote substantial capital resources from the proceeds of exercises of the Class A and Class B warrants, for the following purposes:

     o increase distribution of our educational products by increasing our direct sales force from 20 to 60 direct sales representatives and expanding into new markets;

     o    development and expansion of our Internet offerings and content;

     o    branding, marketing campaigns, and promotional activities;

     o    strategic acquisitions and strategic relationships; and

     o    working capital.

     On February 29, 2000, we completed an interim equity financing in which we sold, for an aggregate of $950,000, 158,334 shares of our common stock and 31,667 Class A warrants sold at $6.00 per unit. In March 2000, we completed a $4 million private placement of a 7% convertible debenture sold to one institutional investor. The $4 million debenture matures on March 16, 2003, and was issued with warrants to purchase up to 196,078 shares of our common stock exercisable at $5.31 per share. The debenture bears an interest rate of 7% per annum with interest payable quarterly. The debenture is convertible into shares of our common stock at the lesser of:

     o    $6.25 per share and

     o 80% of the closing bid price of our common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion.

     We realized approximately $3,580,000 in net proceeds from the sale of the debenture, which proceeds we intend to use for the following purposes:

     o the hiring of 18 direct sales representatives and sales support personnel;

     o the hiring of additional personnel for product development, finance, and customer support;

     o    continued conversion of our products to 32-bit/Internet enabled code;

     o increased marketing activities, including participation at national educational conferences; and

     o    other working capital needs.

     We plan to raise at least an additional $3.0 million of capital within the next six months through the sale of equity or debt securities as determined by our board of directors at their sole judgment. We currently plan to use the proceeds from the sale of our securities for continued implementation of our growth strategy, working capital purposes and if we raise in excess of $3.0 million to either pay-off long-term debt or accelerate our growth strategy.

ITEM 7. FINANCIAL STATEMENTS


                                        WASATCH INTERACTIVE LEARNING CORPORATION

                                                                  Balance Sheet

                                                              February 29, 2000
-------------------------------------------------------------------------------
                  Assets
Current assets:
          Cash                                                      $    72,000
          Receivables                                                   892,000
          Other                                                          55,000
                                                                    -----------
                                    Total current assets              1,019,000
Property and equipment, net                                             104,000
License agreement, net                                                  600,000
                                                                    -----------
                                                                    $ 1,723,000
                                                                    -----------

--------------------------------------------------------------------------------

                  Liabilities and Stockholders' Equity
Current liabilities:
          Accounts payable                                          $    58,000
          Accrued expenses                                              283,000
          Income tax payable                                              1,000
          Deferred revenue                                               78,000
          Current portion of long-term debt                              41,000
                                                                    -----------
                                    Total current liabilities           461,000
Long-term debt                                                           42,000
                                                                    -----------
                                    Total liabilities                   503,000
                                                                    -----------
Commitments                                                                  --
Stockholders' equity:
          Common stock, $.0001, par value, 100,000,000 shares authorized;
              7,658,334 shares issued and outstanding                     1,000
          Additional paid-in capital                                  4,087,000
          Stock subscription receivable                                 (84,000)
          Accumulated deficit                                        (2,784,000)
                                                                    -----------
                                    Total stockholders' equity        1,220,000
                                                                    -----------
                                                                    $ 1,723,000
                                                                    -----------

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                        WASATCH INTERACTIVE LEARNING CORPORATION

                                                         Statement of Operations

                                                 Years Ended February 29 and 28,
--------------------------------------------------------------------------------

                                                                                2000           1999
                                                                           --------------------------
Net sales                                                                  $ 2,224,000    $ 1,948,000
Cost of sales                                                                  451,000      1,139,000
                                                                           --------------------------
                            Gross profit                                     1,773,000        809,000
                                                                           --------------------------
Operating expenses:
          Research and development                                             587,000        820,000
          Sales and marketing                                                  455,000        851,000
          General and administrative                                           578,000        703,000
                                                                           --------------------------
                                                                             1,620,000      2,374,000
                                                                           --------------------------
                            Income (loss) from operations                      153,000     (1,565,000)
Other income (expense):
          Interest income                                                        1,000           --
          Interest expense                                                     (76,000)       (97,000)
                                                                           --------------------------
                            Income (loss) before (provision) benefit for
                                income taxes                                    78,000     (1,662,000)
(Provision) benefit for income taxes                                            (1,000)          --
                                                                           --------------------------
                            Net income (loss)                              $    77,000    $(1,662,000)
                                                                           --------------------------
Net income (loss) per share - basic and diluted                            $        02    $      (.49)
                                                                           --------------------------
Weighted average common shares - basic and diluted                           3,855,000      3,379,000
                                                                           --------------------------

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                        WASATCH INTERACTIVE LEARNING CORPORATION

                                               Statement of Stockholders' Equity

                             Years Ended February 29, 2000 and February 28, 1999
--------------------------------------------------------------------------------

                                            Common Stock
                                       ----------------------       Additional      Stock
                                                                      Paid-in      Subscription    Accumulated
                                         Shares         Amount        Capital      Receivable        Deficit        Total
                                       -------------------------------------------------------------------------------------
Balance, March 1, 1998                 15,000,000    $ 1,500,000    $      --      $      --      $(1,199,000)   $   301,000
Restatement for reverse acquisition
    of AG Holdings, Inc. by Wasatch
    Interactive (see Note 1)          (11,621,442)    (1,500,000)     1,500,000           --             --             --
Net loss                                     --             --             --             --       (1,662,000)    (1,662,000)
                                       -------------------------------------------------------------------------------------

Balance, February 28, 1999              3,378,558           --        1,500,000           --       (2,861,000)    (1,361,000)
Stock issued for:
    Cash                                  234,419           --        1,220,000           --             --        1,220,000
    Debt                                   90,763           --          394,000           --             --          394,000
    Receivable                             59,799           --          334,000        (84,000)          --          250,000

Acquisition of AG Holdings, Inc.
    (see Note 1)                        3,894,795          1,000        (19,000)          --             --          (18,000)
Contribution of capital                      --             --          658,000           --             --          658,000
Dividend on common stock                     --             --             --             --             --             --
Net income                                   --             --             --             --           77,000         77,000
                                       -------------------------------------------------------------------------------------
Balance, February 29, 2000              7,658,334    $     1,000    $ 4,087,000    $   (84,000)   $(2,784,000)   $ 1,220,000
                                       -------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                        WASATCH INTERACTIVE LEARNING CORPORATION

                                                         Statement of Cash Flows

                                                 Years Ended February 29 and 28,
--------------------------------------------------------------------------------

                                                            2000           1999
                                                       --------------------------
Cash flows from operating activities:
   Net income (loss)                                   $    77,000    $(1,662,000)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
        Provision for losses on receivables                 (5,000)       (10,000)
        Depreciation and amortization                      381,000        375,000
        Gain on disposal of assets                          (1,000)          --
        (Increase) decrease in:
           Receivables                                    (463,000)       (84,000)
           Inventory                                          --           23,000
           Other assets                                    (45,000)        19,000
        Increase (decrease) in:
           Cash overdraft                                  (16,000)        16,000
           Accounts payable                                (26,000)       (34,000)
           Accrued expenses                               (393,000)       414,000
           Income tax payable                                1,000           --
           Deferred revenue                                (50,000)        14,000
                                                       --------------------------
              Net cash used in
              operating activities                        (540,000)      (929,000)
                                                       --------------------------
Cash flows from investing activities:
   Purchases of property and equipment                     (41,000)          --
   Proceeds from disposal of assets                          9,000           --
                                                       --------------------------
              Net cash used in
              investing activities                         (32,000)          --
                                                       --------------------------
Cash flows from financing activities:
   Payments on note payable                               (417,000)       (92,000)
   Payments on long-term debt                             (159,000)      (116,000)
   Proceeds from issuance of stock                       1,220,000           --
   Proceeds from long-term debt                               --          185,000
                                                       --------------------------
              Net cash provided by (used in)
              financing activities                         644,000        (24,000)
                                                       --------------------------
Net increase (decrease) in cash                             72,000       (953,000)
Cash, beginning of year                                       --          953,000
                                                       --------------------------
Cash, end of year                                      $    72,000    $      --
                                                       --------------------------

--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                        WASATCH INTERACTIVE LEARNING CORPORATION

                                                   Notes to Financial Statements

                                         February 29, 2000 and February 28, 1999
--------------------------------------------------------------------------------

1.  Organization and Presentation

On January 20, 2000, Wasatch Interactive Learning Corporation (formerly AG Holdings, Inc.) (WIL) merged in Wasatch Interactive Learning Corporation of Utah (the Acquiree) (collectively the Company). The terms of the agreement provide that the stockholders of the Acquiree received 3,605,205 shares of WIL common stock.

The financial statements at February 29, 2000 and February 28, 1999 assume the acquisition of WIL by the Acquiree, occurred March 1, 1998. Because the shares issued in the acquisition of the Acquiree represent control of the total shares of WIL's common stock issued and outstanding immediately following the acquisition, the Acquiree is deemed for financial reporting purposes to have acquired WIL in a reverse acquisition. The business combination has been accounted for as a recapitalization of WIL giving effect to the acquisition of 100% of the outstanding common shares of the Acquiree. The surviving entity reflects the assets and liabilities of WIL and the Acquiree at their historical book value and the historical operations of the Company is that of the Acquiree's. The issued common stock is that of WIL and the accumulated deficit is that of the Acquiree. The statement of operations is that of the Acquiree for the years ended February 29, 2000 and February 28, 1999 and that of WIL from January 20, 2000 (date of acquisition) through February 29, 2000. Separate breakout of operations for WIL have not been presented as the amounts not related to the Acquiree are immaterial.

2.  Nature of Business Activities

The Company's primary business is the development and sales of curriculum based educational software and related services for use by educational institutions throughout the United States.

3.  Significant Accounting Policies

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash includes all highly liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization on capital leases and property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in net income.

License Agreement

The license agreement reflects the payment of cash in exchange for certain rights to market and sell software to the education market. The license agreement is being amortized on a straight-line basis over five years.

Income Taxes

Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using estimated tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets only if it is more likely than not that the asset will be realized in future years.

Revenue Recognition and Deferred Revenue

Revenue from software sales is generally recognized when the software has been shipped, collectibility is probable, and there are no significant obligations remaining.

Revenue attributable to software support and enhancements is recognized ratably over the contracts life, generally within twelve months.

Research and Development

Research and development expenditures are charged to operations as incurred.

Advertising

The Company expenses advertising production costs as they are incurred and advertising communication costs the first time the advertising takes place. During the years ended February 29, 2000 and February 28, 1999, the Company had advertising expenses aggregating approximately $2,000 and $1,000, respectively.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The stock options and warrants had no dilutive effect on the net income for the year ended February 29, 2000.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, primarily related to software revenue recognition, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

4.  Receivables

Receivables are comprised of the following at February 29, 2000:

Trade receivables                                                                  $   642,000
Stock subscription receivable                                                          250,000
                                                                                   -----------

                                                                                   $   892,000
                                                                                   -----------

5.  Property and Equipment

Property and equipment consists of the following at February 29, 2000:

Computers and equipment                                                            $   299,000
Office furniture and fixtures                                                           19,000
                                                                                   -----------
                                                                                       318,000

Less accumulated depreciation and amortization                                        (214,000)
                                                                                   -----------

                                                                                   $   104,000
                                                                                   -----------

Depreciation and amortization expense for the years ended February 29, 2000 and February 28, 1999 totaled $81,000 and $75,000, respectively

6.  License Agreement

The license agreement consists of the following at February 29, 2000:

Software License Agreement                                                         $ 1,500,000

Less accumulated amortization                                                         (900,000)
                                                                                   -----------

                                                                                   $   600,000
                                                                                   -----------

Amortization expense for each of the years ended February 29, 2000 and February 28, 1999 was $300,000

7.  Accrued Expenses

Accrued expenses consist of the following at February 29, 2000:

Commissions                                                                        $ 138,000
Payroll and benefits                                                                 116,000
Other                                                                                 29,000
                                                                                   ---------

                                                                                   $ 283,000
                                                                                   ---------


8.  Long-Term Debt

Long-term debt is comprised of the following at February 29, 2000:

Note payable to a financial institution
in monthly installments of $8,207,
including interest at 11%,  secured
by accounts receivable,  inventory and
property and equipment, guaranteed
by an officer, due April 30, 2000                                                  $  16,000

Capital lease obligations (see note 9)                                                67,000
                                                                                   ---------

                                                                                      83,000

Less current portion                                                                 (41,000)
                                                                                   ---------

                                                                                   $  42,000
                                                                                   ---------

Future maturities of long-term debt are as follows:

Years Ending February 28:                                                             Amount
-------------------------                                                             ------
             2001                                                                  $  41,000
             2002                                                                     13,000
             2003                                                                     12,000
             2004                                                                     10,000
             2005                                                                      7,000
                                                                                   ---------

                                                                                   $  83,000
                                                                                   =========

9.  Capital Lease Obligations

The Company leases certain office equipment and furniture, under noncancellable capital leases. The terms of the leases include options to purchase the equipment at the end of the lease, and have imputed interest rates ranging from 11% to 18%.

Future minimum lease payments at February 29, 2000 are as follows:

Years Ending February 28:                                                            Amount
-------------------------                                                            ------
              2001                                                                $  32,000
              2002                                                                   17,000
              2003                                                                   15,000
              2004                                                                   12,000
              2005                                                                    7,000
                                                                                  ---------
                                                                                     83,000

Less amount representing interest                                                   (16,000)
                                                                                  ---------
Present value of future minimum lease payments                                    $  67,000
                                                                                  ---------

Property and equipment under capital lease at February 29, 2000 are as follows:

Computers and equipment                                                           $ 113,000
Office furniture and fixtures                                                        19,000
                                                                                  ---------
                                                                                    132,000

Less accumulated amortization                                                       (69,000)
                                                                                  ---------
                                                                                  $  63,000
                                                                                  ---------

Amortization expense for the years ended February 29, 2000 and February 28, 1999 was $31,000, and $27,000, respectively.

10.  Income Taxes

The (provision) benefit for income taxes differs from the amount computed at federal statutory rates as follows for the year ended:

                                                              February 29,       February 28,
                                                                  2000               1999
                                                              ---------           ---------
Income tax (provision) benefit
     at statutory rates                                       $ (27,000)          $ 565,000
Forgiveness of accrued salaries                                 (73,000)            (85,000)
Other                                                            (1,000)             (1,000)
Change in valuation allowance                                   100,000            (479,000)
                                                              ---------           ---------
                                                              $  (1,000)          $    --
                                                              ---------           ---------

Deferred tax assets consist of the following at February 29, 2000:

Net operating loss carryforward                                                   $ 510,000
Excess book depreciation and amortization
over tax                                                                            205,000
Other accrued liabilities                                                             2,000
Valuation allowance                                                                (717,000)
                                                                                   --------
                                                                                  $      --
                                                                                   --------

At February 29, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $1,500,000 which are available to offset future taxable income. The Tax Reform Act of 1986 limits the annual amount that can be utilized for certain of these carryforwards as a result of the greater than 50% change in ownership. In addition, the nature of the Company's operations must remain substantially the same for a period of two years following the merger or the net operating loss will be deemed forfeited. The net operating loss carryforwards begin to expire in 2017. A valuation allowance has been established for the net deferred tax asset due to the uncertainty of realization caused by the recurring losses generated in previous years.

11.  Supplemental Cash Flow Information

February 29, 2000

     o The Company satisfied $394,000 of long-term debt due to officers and a shareholder through issuance of common stock.

     o The Company acquired computer equipment in exchange for capital lease obligations totaling $56,000.

     o For financial statement purposes, the Company purchased all of the outstanding common stock of AG Holdings, Inc. in a reverse acquisition transaction. The Company issued shares of common stock and recorded net liabilities from the acquisition of $18,000.

     o The Company issued common stock in exchange for stock subscription receivables totaling $334,000, of which $250,000 was received in March 2000 and, therefore, has been classified as a current asset.

     o The Company had two officers forgive accrued salaries for the years 1997, 1998 and 1999 which aggregated $658,000. The forgiveness was recorded as a contribution of capital.

February 28, 1999

     o The Company purchased property and equipment in the amount of $16,546 with long-term debt.

Supplemental Disclosures of Cash Flow Information:

Operations reflect actual amounts paid for interest and income taxes as follows for the year ended:

                                                      February 29,  February 28,
                                                          2000          1999
                                                      --------------------------

Interest paid                                         $76,000            $88,000
                                                      --------------------------
Income taxes paid                                     $    --            $    --
                                                      --------------------------

12.  Major Customers

Sales of computer software and related services to customers accounting for more than 10% of total sales are as follows for the years ended February 29 and 28:

Major Customers                                         2000                1999
--------------------------------------------------------------------------------
School A                                            $380,000            $218,000
School B                                            $244,000            $257,840

13.  Related Party Transactions

During the year ended February 29, 2000, the Company satisfied debt of $394,000 due certain officers and a shareholder by issuing them common stock. In addition, these same officers made capital contributions to the Company by forgiving accrued salaries due to them totaling $658,000.

14.  Profit Sharing Plan

The Company has a 401(k) retirement savings plan (the Plan). All full-time employees who are at least 18 years of age and have a minimum of eight months of service are eligible to participate. The Plan allows for matching contributions by the Company which are limited to two percent of the employee's gross wages up to certain limits. The Company made no contributions to the Plan during the years ended February 29, 2000 and February 28, 1999.

15.  Commitments and Contingencies

Operating Lease

The Company leases certain office space pursuant to a lease agreement which terminates on March 30, 2002 or sooner if the Company provides the Lessor with twelve months prior written notice. Under this lease, the Company recognized rent expense of approximately $101,000, and $143,000 for the years ended February 29, 2000 and February 28, 1999, respectively.

Future minimum payments under the operating lease are as follows:

Year Ending Amount

Year Ending                                              Amount
-----------                                              ------
   2001                                                 $140,000
   2002                                                  147,000
   2003                                                    9,000
                                                        --------
                                                        $296,000
                                                        --------

Employment Agreements

The Company has entered into employment agreements with certain officers. The agreements provide the officers with an annual base salary, vacation time, business expense reimbursement and the grant of options to purchase 550,000 shares of Company stock. The options have exercise prices ranging from $4.00 to $10.00 a share and vest incrementally over a period not to exceed approximately four years. In the event there is a material change to the President's and VicePresident's duties or if the Company ownership is significantly changed, with such event resulting in the President and Vice-President being terminated or resigning, all unvested options will vest immediately and the President and Vice-President will be entitled to receive their salaries plus benefits for a period of up to two years and six months. In return, the officers have covenanted not to compete or disclose proprietary information during their employment and for a period of two years after termination.

In addition, the Company has entered into employment agreements with certain employees. The agreements provide the employees with an annual salary, vacation time, business expense reimbursement and the grant of options to purchase a total of 80,000 shares of Company stock. The stock options have exercise prices ranging from $5.00 to $8.00 a share and vest in one case based on the attainment of certain annual revenue goals and in the other case over a period of three years.

Royalty Agreements

The Company has entered into an agreement that provides it with a perpetual, worldwide software license. The agreement requires payment of royalties based on sales of the licensed software through February 2002. In addition, the agreement allows the Company to purchase the exclusive right to sell the licensed software to the educational market for a minimum annual royalty of $500,000. As of February 29, 2000, minimum royalties paid exceeded the actual royalties due by approximately $580,000. Under the agreement, these excess royalties paid can be applied to future royalties due. During the year ended February 29, 2000, the Company utilized approximately $60,000 in previously paid royalty credit. Royalty expense totaled approximately $500,000 for the year ended February 28,1999.

In addition, the Company has entered into an agreement with a California corporation, to license certain text-to-speech voice technology. A royalty is due for each unit of software sold by the Company that incorporates the technology. Royalty expense under this agreement for the years ended February 29, 2000 and February 28, 1999 totaled approximately $3,000, and $5,000, respectively.

Consulting Agreements

The Company has agreed to pay one of its principal shareholders a fee of 2.5% of the gross proceeds received from a lender or equity investor introduced to the Company by the principal shareholder. Additionally, the Company has agreed to pay a fee of up to 2.0% of the gross consideration paid in connection with an acquisition of an entity introduced to the Company by the principal shareholder. During the years ended February 29, 2000 and February 28, 1999, the Company did not incur any expenses related to these agreements.

16.  Stock Options and Warrants

The Company has adopted a stock option plan (2000 Stock Option Plan) where it is authorized to issue up to 1,500,000 shares of common stock to officers, directors, employees, consultants and other advisors. The Plan permits the granting of options and nonstatutory stock options. As of February 29, 2000 options have been granted to purchase 630,000 shares under the stock option plan.

Information regarding stock options and warrants is summarized below:

                                              Number of            Option and
                                              Options and         Warrant Price
                                               Warrants             Per Share
                                             ----------------------------------
Outstanding at March 1, 1999                          --           $         --
Granted                                        3,693,334           4.00 - 28.00
Exercised                                             --                     --
Forfeited                                             --                     --
                                             ----------------------------------
Outstanding at February 29, 2000               3,693,334          $4.00 - 28.00
                                             ----------------------------------

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options and warrants granted to employees. Had compensation expense for the Company's stock options and warrants been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                           Years Ended
                                                        February 29 and 28,
                                                -------------------------------
                                                      2000              1999
                                                -------------------------------
Net income (loss) - as reported                 $      77,000     $  (1,662,000)
Net loss - pro forma                            $    (253,000)    $  (1,662,000)
Income (loss) per share - as
reported                                        $         .02     $        (.49)
Loss per share - pro forma                      $        (.07)    $        (.49)


The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        February 29 and 28,
                                                     2000              1999
                                                  -----------------------------
Expected dividend yield                           $        --               $--
Expected stock price volatility                           .01%               --
Risk-free interest rate                                     8%               --
Expected life of options and warrants             2 - 5 years                --

The weighted average fair value of options and warrants granted during 2000 and 1999, was $.29, and $0, respectively.

The following table summarizes information about stock options and warrants outstanding at February 29, 2000:

                                       Outstanding                 Exercisable
---------------------------------------------------------------------------------------
                                        Weighted
                                         Average
                                        Remaining    Weighted                  Weighted
                                       Contractual    Average                   Average
Exercise                    Number        Life       Exercise      Number      Exercise
Price                     Outstanding    (Years)       Price     Exercisable    Price
---------------------------------------------------------------------------------------
$  4.00-5.00                243,333       4.90       $ 4.59        100,000       $ 4.00
   6.00-8.00                286,667       4.90         7.00             --           --
 10.00-14.00              1,631,667       2.14        13.75      1,531,667        14.00
 99.99-28.00              1,531,667       3.96        28.00             --           --
---------------------------------------------------------------------------------------
$ 4.00-28.00              3,693,334       3.29       $18.53      1,631,667       $13.39
---------------------------------------------------------------------------------------

17.  Dividend on Common Stock

On February 15, 2000, the Company issued as a dividend to all stockholders an "A" and "B" warrant. The "A" warrants entitle each shareholder who has 5 shares of the Company's common stock to acquire one additional share for $14 prior to February 15, 2002 plus a "B" warrant. The "B" warrant entitles each shareholder one additional share of the Company's common stock for $28 prior to February 15, 2004. There were no amounts recorded in the financial statements for this dividend because the fair value of these warrants was determined to be $0 using the Black-Scholes pricing model.

18.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable. The carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

19.  Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

20.  Subsequent Events

On March 16, 2000, the Company issued a convertible debenture and warrants to purchase 196,078 shares of the Company's common stock. The debenture bears interest at a 7% rate, is convertible with certain limitations, into common stock at anytime subsequent to April 17, 2000 and prior to March 16, 2003 at a rate of the lesser of $6.25 per share or 80% of the Company's stock price for any five non-consecutive trading days during the twenty day trading period prior to conversion. The gross proceeds were $4 million with the Company realizing approximately $3,580,000. Under terms of its agreement with a major shareholder, the Company paid a commission of $100,000 to the shareholder for their assistance in obtaining the convertible debenture (see Note 15).

On April 14, 2000, the Company entered into a non binding letter of intent to modify the terms of its royalty agreement described in note 15. The non binding letter of intent which is subject to a final agreement and approval provides that the Company will have perpetual exclusivity and will have a royalty obligation of 2.5% of all revenues from the licensed technology commencing March 1, 2000 on a binding basis.

On April 14, 2000, the Company amended the employment agreements of the Company's President and Vice President. The amended terms provide that if the Company issues in excess of 9.0 million shares of its common stock in connection with its efforts to raise net proceeds of $7.5 million through sales of its equity securities, including through the sale of convertible debt securities, the Company will issue additional shares of its common stock to these officers to avoid dilution of their respective percentage ownership interests in the Company's common stock and the cash to pay taxes on the additional shares issued.

                                                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Wasatch Interactive Learning Corporation

We have audited the balance sheet of Wasatch Interactive Learning Corporation (the Company) as of February 29, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended February 29, 2000 and February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wasatch Interactive Learning Corporation as of February 29, 2000, and the results of its operations and its cash flows for the years ended February 29, 2000 and February 28, 1999, in conformity with generally accepted accounting principles.




Salt Lake City, Utah
March 24, 2000,
except for Notes 16 and 20
which are dated
April 14, 2000

   ---------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective March 23, 2000, Tanner + Co. has been engaged as certifying accountants for our fiscal year ended February 29, 2000. We changed our certifying accountants because our board of directors and WILC-Utah had a prior relationship established with Tanner + Co. and also wanted an independent accounting firm located in close proximity to our principal business office location in Salt Lake City, Utah. Tanner + Co. has issued audited financial statements of WILC-Utah since it commenced operations on February 14, 1997. The change in the certifying accountants has been approved by our board of directors.

     Upon the engagement of Tanner + Co., we dismissed David M. Winings, our certifying accountant for the fiscal year ended April 30, 1999.

     For the audit of our financial statements for the fiscal years ended 1999 and 2000, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not satisfactorily resolved would have caused our former accountant to make reference to such matter in its report. Through March 23, 2000, there were no disagreements on any matter of accounting financial statement disclosure, or auditing scope or procedure with our former accountant. The former accountant's report for fiscal 1999 contained a modified opinion with an explanatory paragraph stating that the financial statements had been prepared on a going-concern basis. This report was on the financial statements of AG Holdings, Inc., which are not included in this Report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

Directors, Executive Officers, Promoters and Control Persons

     The following table sets forth information as of the date of this prospectus concerning our executive officers and directors:

     Name                   Age                       Position
     ----                   ---                       -------
Barbara Morris              52         President, chief executive officer and a director
Carol Loomis                53         Vice president of development, secretary and a director
Todd Brashear               37         Chief financial officer

     Barbara Morris has served as our president and chief executive officer and one of our directors since January 20, 2000, the effective date of the reorganization of Wasatch Interactive Learning Corporation, a Utah corporation, with and into us. She served as president and a director of WILC-Utah from February 1997 to February 4, 2000, the effective date of the merger of WILC-Utah with and into us. Ms. Morris served as chairman of the board and chief executive officer of Wasatch Education Systems Corporation from 1992 to February 1997, when she resigned from her positions with WESC to join WILC-Utah. From 1988 to 1991, she was affiliated with Jostens Learning Corporation, now called Compass Learning Corporation, initially as group vice president of sales and then as president of Tapestry Learning Corporation, a subsidiary of Jostens Learning Corporation. From 1980 to 1988, Ms. Morris served in increasingly responsible positions with Prescription Learning Corporation, initially as an educational consultant and finally as vice president of sales and general manager. Prior to joining Prescription Learning, she was a teacher of mathematics for more than 10 years.

     Carol Loomis has served as our vice president of development and secretary and as one of our directors since January 20, 2000, the effective date of the reorganization of WILC-Utah with and into us. She served as vice president of development and a director of WILC-Utah from February 1997 to February 4, 2000. Ms. Loomis served as vice president of development for WESC from 1992 to February, 1997, when she resigned from her positions with WESC to join WILC-Utah. From 1988 to 1991, she was affiliated with Jostens Learning Corporation, initially as director of language arts and software design and then served as vice president of development for Tapestry Learning Corporation. From 1984 to 1988, Ms. Loomis served as director of language arts development for Prescription Learning Corporation. Prior to joining Prescription Learning, Ms. Loomis served as a reading education specialist for more than 11 years.

     Todd Brashear has served as our chief financial officer since February 14, 2000. He served as chief financial officer for Trans West Air Service, Inc., Six S Ranch, Inc. and other profit and not-for-profit entities of L.S. Skaggs from July 1997 to February 2000. From 1992 to June 1997, he served as finance and human resource manager for the Housing Authority of Salt Lake City, Utah. Mr. Brashear is a licensed certified public accountant in the State of Utah and has a B.A. in accounting from the University of Utah and a Masters of International Management from the American Graduate School of International Management.

     Directors hold office until the next annual business meeting of our shareholders and the election and qualification of their successor. Our board of directors has not established an audit or compensation committee. Decisions concerning salaries and incentive of employees and incentive compensation of employees are made by our board of directors. Officers are elected by our board and serve at the discretion of the board.

Key Employee

     Thomas Collins, age 50, has served as our national sales manager since February 14, 2000 and a senior sales representative since January 20, 2000, the date of the reorganization. Prior thereto, he served as senior sales representative for WILC-Utah from February 1997. Mr. Collins served as a sales account executive for WESC from 1995 to February 1997. From 1970 to 1995, Mr. Collins was a mathematics teacher, an assistant principal and technology director for an Indiana school district.

Directors Compensation

     Our directors do not currently receive any cash compensation for services on the board of directors or reimbursement for expenses incurred in connection with attendance at board meetings.

Compliance with Section 16(a) of the Exchange Act

     Pursuant to Section 16 of the Securities Exchange Act of 1934, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock or warrants are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended February 29, 2000.

ITEM 10. EXECUTIVE COMPENSATION

     Salary at the annual rate of $150,000 was accrued by us for Barbara Morris, our president and chief executive officer, for the period February 14, 1997 through February 28, 1998 and fiscal 1999 and 2000, but not paid by us to Ms. Morris. Salary at the annual rate of $120,000 was paid to Carol Loomis, our vice president of development and secretary, for the period February 14, 1997 to February 28, 1998. For fiscal 1999 and 2000, salary was accrued for Ms. Loomis at the annual rate of $120,000, but only $35,000 was paid to her. In December 1999, Ms. Morris and Ms. Loomis released us from liability to make these salary payments to them and the accrued amounts were deemed to be a contribution to our capital by these officers. In fiscal 2000, each of Ms. Morris and Ms. Loomis received bonus compensation from us of $15,000 and the grant of options to purchase up to 250,000 shares of our common stock. No other annual or long-term compensation was provided, accrued or paid by us for them. See "--Employment Agreements" and "Certain Relationships and Related Transactions."

   Option Grants In Last Fiscal Year

     The table below includes the number of stock options granted during fiscal 2000 to our executive officers:

                                                         Individual Grants
                                Number of Securities   Percent of Total Options
                                 Underlying Options    Granted to Employees in     Exercise     Expiration
Name                                  Granted               Fiscal Year           Price $/sh       Date
----                            --------------------   ------------------------   ----------   -------------
Barbara  Morris                         250,000(1)            41%                 $   4.00(2)  Jan. 19, 2005
Carol  Loomis                           250,000(1)            41%                 $   4.00(2)  Jan. 19, 2005

-------------
     (1) See "--Employment Agreements" below for information as to the vesting schedules of these options.
     (2) See "--Employment Agreements" below for information as to the exercise prices of these options.

   Employment Agreements

     WILC-Utah entered into employment agreements with Barbara Morris, our president, and Carol Loomis, our vice president of development, prior to the merger of WILC-Utah with and into us, and we assumed the obligations of WILC-Utah under these employment agreements by operation of the merger. We entered into an employment agreement with Todd Brashear, our chief financial officer, on February 8, 2000. Accordingly, we are obligated to pay salaries to each of these employees, at the following annual rates, together with bonuses in such amounts as our board of directors may determine:

     (1)  to Ms. Morris, $175,000;

     (2)  to Ms. Loomis, $125,000; and

     (3)  to Mr. Brashear, $110,000.

     These salary rates may be increased from time to time at the discretion of our board of directors.

     In addition, we have granted options to purchase shares of our common stock to each of these officers, as provided in these employment agreements. The agreements with Ms. Morris and Ms. Loomis provide that each is granted options to purchase up to 250,000 shares of our common stock. The options granted to Ms. Morris and Ms. Loomis, as well as certain other employee options granted prior to the merger between WILC-Utah and us, were assumed by operation of the merger. The agreement with Mr. Brashear provides that he is granted options to purchase up to 50,000 shares of our common stock.

     The options granted to Ms. Morris and Ms. Loomis become exercisable commencing on January 20, 2000, the effective date of the reorganization, and on the first through the fourth anniversaries of that date, as to 50,000 shares on each date, at exercise prices ranging from $4.00 per share for the first 50,000 shares to $10.00 per share for the 50,000 that become exercisable on the fourth anniversary of the effective date of the merger, subject to immediate vesting of all remaining options at such time as we achieve revenues for any fiscal year of $18.0 million prior to such fourth anniversary. All options that vest early by reason of our achievement of this revenue milestone, will be exercisable at the exercise price for the anniversary year in which this milestone is achieved.

     The options granted to Mr. Brashear become exercisable over a three year period commencing on February 14, 2001 and on the first and second anniversaries of that date, as to 16,667 shares on the first and last dates, and 16,666 shares on the second anniversary date, at exercise prices ranging from $5.00 to $8.00 per share.

     In the event Ms. Morris and Ms. Loomis cease to "control" the Company, as that term is defined in the employment agreements, and their employment is terminated as result of this loss of control, all options granted to Ms. Morris, Ms. Loomis and Mr. Brashear that are not yet exercisable, become immediately exercisable at the exercise price for the year their employment is terminated.

     Either party may terminate an employment agreement by giving the other party 10 days notice of termination. We may terminate an employment agreement without notice for cause. The employment agreements with Ms. Morris and Ms. Loomis provide that during the term of their employment by us and for a period of two years following termination of their employment, they will not, directly or indirectly, have an interest in or assist or aid in conducting any business which competes with the business conducted by us and our affiliated companies during the period of their employment by us or our affiliated companies. Upon the termination of the employment of Ms. Morris or Ms. Loomis as a result of a loss of "control," in addition to the immediate vesting of all unvested stock options granted under the employment agreements with them, each employee is entitled to termination pay equal to two years salary at the annual rate of $l75,000 and $125,000, respectively, and continuing insurance coverage for two years under our insurance plan. In addition, if these employees provide up to six months of cooperative transition support, they will be compensated at a rate equal to their salary rate at the time of employment termination, in addition to receiving termination pay.

     Our employment agreements with Ms. Morris and Ms. Loomis provide that if we issue in excess of 9.0 million shares of our common stock in the connection with our efforts to raise net proceeds of $7.5 million through sales of our equity securities, including through the sale of convertible debt securities, we will issue additional shares of our common stock to these officers to avoid dilution of their respective percentage ownership interests in our common stock and cash to pay taxes on the extra shares issued.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of our common stock as of April 14, 2000:

     o    each of our executive officers named under "Executive Compensation;"

     o    each of our directors;

     o each other person known by us to beneficially to own more than 5% of our common stock; and

     o    all of our directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. The address each director and officer named in the following table is c/o Wasatch Interactive Learning Corporation, Suite 101, 5250 South Commerce Drive, Salt Lake City, Utah 84107. Except as indicated by footnote, we believe that the persons named in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them, including shares of our common stock underlying options and warrants to purchase our common stock which are exercisable within 60 days after April 14, 2000. Percentage of beneficial ownership is based on 7,658,334 shares of our common stock outstanding as of April 14, 2000.

Name of Beneficial Owner                                        Number               Percentage
------------------------                                      ---------              ----------
Barbara Morris                                                2,750,000(1)              33.7%
Carol Loomis                                                    775,754(2)               9.9%
Western Financial Communications, Inc.(3)                     1,440,000(4)              18.2%
Johnny R. Thomas (5)                                            745,824(6)               9.6%
All directors and executive officers as
    a group (three persons)                                   3,525,754(1)(2)           42.4%

----------
(1) Includes up to 450,000 shares of our common stock issuable upon exercise of our Class A warrants held by Ms. Morris and up to 50,000 shares of our common stock currently issuable upon exercise of stock options, but excludes up to 450,000 shares issuable upon exercise of our Class B warrants and an additional 200,000 stock options not currently exercisable unless specified performance criteria are met. Does not include potential shares issuable under the antidilution provisions of our employment agreement with this officer. See "Executive Compensation-- Employment Agreements."

     Also excludes 308,642 shares and 41,454 shares of our common stock held by Hickory Creek LLC and Dormax LLC, respectively, established for estate planning purposes, of which Ms. Morris is not a manager, exercises no control to vote or dispose of the shares, and of which she disclaims beneficial ownership.

(2) Includes up to 120,959 shares of our common stock issuable upon exercise of our Class A warrants held by Ms. Loomis and up to 50,000 shares of our common stock currently issuable upon exercise of stock options, but excludes up to 120,959 shares issuable upon exercise of our Class B warrants and an additional 200,000 stock options not currently exercisable unless specified performance criteria are met. Does not include potential shares of our common stock issuable under the antidilution provisions of our employment agreement with this officer. See "Executive Compensation -- Employment Agreements."

     Also excludes 346,251 shares and 137,500 shares of common stock held by Desert Allegro LLC and Berea Holdings LLC, respectively, established by Scott Loomis, the husband of Ms. Loomis, with pre-marital assets, of which Ms. Loomis is not a beneficiary or a manager, exercises no control to vote or dispose of the shares, and of which she disclaims beneficial ownership.

(3) The address of Western Financial Communications Inc. is 3rd floor, 495 Miller Avenue, Mill Valley, California. See "Certain Relationships and Related Transactions."

(4) Includes up to 240,000 shares of our common stock issuable upon exercise of our Class A warrants held by this stockholder. All other 1,200,000 shares of common stock are restricted securities.

(5) The address of this person is 1700 West Horizon Ridge Parkway, Suite 202, Henderson, NV 89012.

(6) Includes up to 142,586 shares of our common stock issuable upon exercise of our Class A Warrants. The securities are held of record by various entities established by Mr. Thomas for estate planning purposes, Mr. Thomas has sole power to vote or dispose of the shares or warrants, but disclaims beneficial ownership of any additional shares owned by those entities for which his relatives have sole power to vote or dispose of those shares or warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a description of transactions occurring after February 7, 1997 to which we have been a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have a direct or indirect material interest, other than compensation arrangements and beneficial interest anti-dilution provisions relating to common stock beneficially owned by Barbara Morris, our president, and Carol Loomis, our vice president of development, which are described under "Executive Compensation -- Employment Agreements." All pre-merger issuances of common stock have been adjusted to reflect the exchange of shares of AG Holdings, Inc. for common stock of WILC-Utah pursuant to an Agreement and Plan of Reorganization dated January 20, 2000.

     Barbara Morris, our president, chief executive officer, a director and our largest stockholder, may be considered to be our "founder" as such term is defined under the Securities Act of 1933. We issued 225,000 shares of common stock to Ms. Morris in February 1997 in consideration of the issuance of her personal guaranty to a bank in connection with a $1.5 million revolving line of credit extended to us by that bank, as discussed below. In March, 1998, Ms. Morris purchased 2,025,000 shares of common stock from us for $1 million.

     Between April 1, 1997 and August 1999, Ms. Morris made loans to us on an open account basis. We agreed to repay these loans on demand, together with interest on the principal amount at annual rates ranging from 6% to 12%. The highest amount of these loans during this period was approximately $367,000. On January 17, 2000, we issued to Ms. Morris 82,909 shares in full satisfaction of our indebtedness. These shares were valued at $4.00 per share, the contemporaneous price paid for our securities by a non-affiliate.

     Between March 1, 1998 and May 1999, Ms. Loomis and her spouse, Scott Loomis, made loans to us on an open account basis. In each case, we agreed to repay the loans on demand, together with interest at the annual rate of 6% on the principal amount we borrowed. The highest amount of the loans during this period was approximately $106,000. On January 17, 2000, we issued to Ms. Loomis and Mr. Loomis, in full satisfaction of our indebtedness to them, 4,795 and 12,500 shares of our common stock, respectively, valued at $4.00 per share.

     As of December 15, 1999, we had accrued as liabilities an aggregate of approximately $462,500 and $195,000, respectively, of salaries for the period commencing February 14, 1997 through December 15, 1999, which were not paid by us to Ms. Morris and Ms. Loomis. For financial reporting purposes, the release of these liabilities was accounted for as a contribution to our capital. On January 17, 2000, Ms. Morris and Ms. Loomis released us from liability for these accrued salaries. On February 29, 2000, we paid to Ms. Morris and Ms. Loomis, respectively, in reimbursement of expenses incurred for our account by these officers over the period commencing on February 14, 1997 through February 29, 2000, which we had accrued as liabilities, approximately $104,000 and $10,300, respectively.

     In March 1997, we borrowed an aggregate of $250,000 from Utah Technology Finance Corporation pursuant to a promissory note which matures on April 30, 2000 and accrued interest at a variable rate equal to the prime rate of interest as quoted in The Wall Street Journal plus 2.25%. The repayment of this loan by us was personally guaranteed by Barbara J. Morris. At February 29, 2000, the principal balance of this loan was $16,000. We anticipate that this loan will be fully paid by us by April 30, 2000.

     In February 1997, we entered into a revolving line of credit with a bank which allowed us to borrow up to $1.5 million from this bank. This credit arrangement expired on March 1, 1998 and all amounts due under this arrangement were paid in full when due. A new line of credit arrangement with this bank was entered into in April 1998, which allowed us to borrow up to $500,000. This credit arrangement matured on November 1, 1999 with a balance due of approximately $493,000. In December 1999, this bank extended the maturity of the amount due to March 31, 2000 and made other modifications to line of credit arrangements. This loan was paid in full on January 31, 2000. The repayment of all principal and interest indebtedness under these line of credit arrangements were personally guaranteed by Ms. Morris, Ms. Loomis and Scott Loomis, the spouse of Ms. Loomis.

     On January 28, 2000, we entered into an agreement with Western Financial Communications, Inc., one of our principal shareholders, under which we agreed to pay this shareholder a fee equal to 2.5% of the gross proceeds we received from a lender or equity investor introduced to us by this shareholder and a fee of 2.0% of the gross consideration in connection with an acquisition by us from an acquisition candidate introduced to us by this shareholder. There are limitations on the fees payable to this shareholder based on any obligation we may have to pay fees with a particular financing or acquisition to other intermediaries. In connection with our March 2000 debenture offering, we paid Western Financial a $100,000 fee.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a) Exhibits

        2.1 Agreement and Plan of Reorganization dated as of January 20, 2000 between AG Holdings, Inc. and Wasatch Interactive Learning Corporation, a Utah Corporation ("WILC-Utah"). (1)

        3.1     Articles of Incorporation of the registrant. (2)

        3.2     Articles of Incorporation of the registrant, as amended. (3)

        3.3     By-Laws of the registrant, as amended. (2)

        4.1     Specimen Common Share Certificate. (3)

        4.2     Specimen Class A Warrant Certificate. (3)

        4.3     Specimen Class B Warrant Certificate. (3)

        10.1 Employment Agreement dated January 17, 2000 between the registrant and Barbara Morris as amended on April 14, 2000. (3)

        10.2 Employment Agreement dated January 17, 2000 between the registrant and Carol Loomis as amended on April 14, 2000. (3)

        10.3 Employment Agreement dated February 8, 2000 between the registrant and Todd Brashear. (3)

        10.4    1999 Stock Option Plan. (3)

        10.5 Lease Agreement dated April 17, 1999 between the registrant and The Atrium Building LLC, as amended. (3)

        10.6 Education Market License dated February 7, 1997 between WILC-Utah and Wasatch Education Systems Corporation, as amended.
                (3)

        10.7 Letter Amendment to Asset Purchase and Software License Agreement dated April 14, 2000 between registrant and Wasatch Education Systems Corporation. (3)

        10.8 Software License Agreement dated November 4, 1997 between WILC-Utah and PlaNet Software, Inc. (3)

        10.9 Finder Fee Agreement dated January 29, 2000 between the registrant and Western Financial Communications, Inc. (3)

        10.10 Securities Purchase Agreement dated as of March 16, 2000 between the registrant and Brock Road, LLC. (4)

        10.11   7% Convertible Debenture due March 16, 2003. (4)

        10.12   Common Stock Purchase Warrant. (4)

        10.13 Registration Rights Agreement dated as of March 16, 2000 between the registrant and Brock Road, LLC. (4)

        16.1    Letter on change in certifying accountants. (5)

        27.1    Financial Data Schedule
-------------------------

          (1) Incorporated herein by reference to Exhibit 2.1 to the registrant's current report on Form 8-K dated January 20, 2000.

          (2) The original Articles of Incorporation of the registrant as filed with the Secretary of State of Washington on May 17, 1984 and amendments thereto as filed through April 9, 1992 and the original by-laws as amended through April 5, 1985 are incorporated by reference to Exhibit 2 to the registrant's registration statement on Form 10-SB, file no. 0-23180.

          (3) Incorporated herein by reference to Exhibits to registrant's registration statement on Form SB-2 (File No. 333-35320), declared effective on May 8, 2000.

          (4) Incorporated herein by reference to Exhibits 99.1-99.4 to the registrant's current report on Form 8-K dated March 16, 2000.

          (5) Incorporated herein by reference to Exhibits to registrant's current report on Form 8-K dated March 23, 2000.

(b)  Reports on Form 8-K

     1. The Registrant filed a current report on Form 8-K dated January 20, 2000 reporting events under Items 1, 2 and 7.

     2. The Registrant filed a current report on Form 8-K/A dated January 20, 2000 reporting an event under Item 7.

     3. The Registrant filed a current report on Form 8-K dated March 16, 2000 reporting events under Items 5 and 7.

     4. The Registrant filed a current report on Form 8-K dated March 23, 2000 reporting events under Items 4, 7 and 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WASATCH INTERACTIVE LEARNING CORPORATION
                                (Registrant)




May 25, 2000                    /S/  Barbara J. Morris
                                ----------------------
                                Chief Executive Officer, President and Director
                                (Principal Executive Officer)



May 25, 2000                    /S/  Todd F. Brashear
                                ---------------------
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)