Form 10QSB
period 2000-05-31
WASATCH INTERACTIVE LEARNING CORP
filed 2000-07-17
CIK 917300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     ---------------------------------------------------------------------

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

        [ ] TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission File No. 000-23180

                    WASATCH INTERACTIVE LEARNING CORPORATION
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Washington                                    91-1253514
--------------------------------            ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

        5250 South Commerce Drive, Suite 101, Salt Lake City, Utah 84107
        ----------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 261-1001

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of the registrant's $0.0001 par value common stock outstanding at May 31, 2000: 7,657,312.

Transitional Small Business Disclosure Format Yes [X] No [ ]

WASATCH INTERACTIVE LEARNING CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDING MAY 31, 2000
TABLE OF CONTENTS

PART I                                                                                           PAGE

Item     1.   Financial Statements
              Balance Sheet as of May 31, 2000 (Unaudited)......................................   3
              Statements  of  Operations  for the three  months  ended May 31,  2000 and 1999
              (unaudited).......................................................................   4
              Statements  of Cash  Flows for the  three  months  ended May 31,  2000 and 1999
              (unaudited).......................................................................   5
              Notes to Financial Statements (Unaudited).........................................  6-8
Item     2.   Management's Discussion and Analysis or Plan of Operation.........................  9-12

PART II

Item     1.   Legal Proceedings.................................................................   13
Item     2.   Changes in Securities and Use of Proceeds.........................................   13
Item     3.   Defaults upon Senior Securities...................................................   13
Item     4.   Submission of Matters to a Vote of Security Holders...............................   13
Item     5.   Other Information.................................................................   13
Item     6.   Exhibits and Reports on Form 8-K..................................................   13
Signatures    ..................................................................................   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEET
                                                                        May 31, 2000
____________________________________________________________________________________
                                                                         (Unaudited)
        Assets
Current assets:
        Cash                                                             $ 3,326,000
        Receivables                                                          158,000
        Other                                                                 55,000
                                                                          __________
                        Total current assets                               3,539,000
Property and equipment, net                                                  162,000
License agreement, net                                                       525,000
Other intangibles, net                                                       391,000
                                                                           _________
                                                                         $ 4,617,000
                                                                          __________


____________________________________________________________________________________

        Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                                  $  108,000
        Accrued expenses                                                     196,000
        Income tax payable                                                     1,000
        Deferred revenue                                                      69,000
        Current portion of long-term debt                                     15,000
                                                                          __________
                        Total current liabilities                            389,000
Long-term debt                                                             4,053,000
                                                                          __________
                        Total liabilities                                  4,442,000
                                                                          __________

Stockholders' equity:
        Common stock, $.0001, par value, 100,000,000 shares authorized;
          7,657,312 shares issued and outstanding                              1,000
        Additional paid-in capital                                         4,092,000
        Stock subscription receivable                                        (84,000)
        Accumulated deficit                                               (3,834,000)
                                                                          __________
                        Total stockholders' equity                           175,000
                                                                          __________
                                                                         $ 4,617,000
                                                                          __________


____________________________________________________________________________________

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

                                                            Three Months Ended May 31,
______________________________________________________________________________________

                                                             2000                1999
                                                        ______________________________
                                                       (Unaudited)        (Unaudited)

Net sales                                                $ 161,000          $ 371,000
Cost of sales                                              140,000            150,000
                                                        _____________________________
                        Gross profit                        21,000            221,000
                                                        _____________________________
Operating expenses:
        Sales and marketing                                410,000            108,000
        Research and development                           255,000            147,000
        General and administrative                         384,000            139,000
                                                        _____________________________
                                                         1,049,000            394,000
                                                        _____________________________

                        Loss from operations            (1,028,000)         (173,000)

Other income (expense):
        Interest income                                     36,000                 --
        Interest expense                                   (58,000)           (21,000)
                                                        ______________________________
                        Loss before benefit for
                          income taxes                  (1,050,000)          (194,000)

Benefit for income taxes                                        --                 --
                                                        ______________________________
                        Net loss                      $ (1,050,000)         $(194,000)
                                                        ______________________________
Net loss per share - basic and diluted                $       (.14)         $    (.06)
                                                        ______________________________
Weighted average common shares - basic and diluted       7,658,000          3,375,000
                                                        ______________________________


______________________________________________________________________________________

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

                                                           Three Months Ended May 31,
______________________________________________________________________________________

                                                                2000           1999
                                                          ____________________________
                                                           (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss                                               $ (1,050,000)   $  (194,000)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                         118,000         94,000
        Common stock issued for services                        5,000             --
        (Increase) decrease in:
          Receivables                                         734,000         71,000
        Increase (decrease) in:
          Accounts payable                                     50,000         (6,000)
          Accrued expenses                                    (87,000)       102,000
          Deferred revenue                                     (9,000)       (57,000)
                                                          ____________________________
                Net cash provided by (used in)
                operating activities                         (239,000)        10,000
                                                          ____________________________
Cash flows from investing activities:
  Purchases of property and equipment                         (63,000)            --

Cash flows from financing activities:
  Cash overdraft                                                   --          28,000
  Payments on long-term debt                                  (24,000)        (38,000)
  Proceeds from long-term debt                              3,580,000             --
                                                          _____________________________
                Net cash provided by (used in)
                financing activities                        3,556,000         (10,000)
                                                          _____________________________
Net increase in cash                                        3,254,000              --
Cash, beginning of period                                      72,000              --
                                                          _____________________________
Cash, end of period                                      $  3,326,000    $        --
                                                          _____________________________

Non-cash investing and financing activities:
     During the three months ended May 31, 2000, the Company acquired equipment totaling $9,000 in exchange for a lease payable and incurred expenses of $420,000 that were deducted from the proceeds of a convertible debenture issued on March 16, 2000.

_______________________________________________________________________________________

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
________________________________________________________________________________

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, the statements do not contain all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statement presentation. However, in the opinion of Management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of financial position, have been included in the accompanying unaudited financial statements of Wasatch Interactive Learning Corporation (the "Company") at May 31, 2000, and the results of operations for the three months ended May 31, 2000 and 1999 and cash flows for the three months ended May 31, 2000 and 1999. The results of operations for the three months ended May 31, 2000 and 1999 or for any other interim period are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. It is suggested that these financial statements and related notes be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.

Organization and Business

     The Company was incorporated on May 17, 1984 under the laws of the State of Washington under the name Image Productions, Inc., subsequently changing its name to Bahui USA, Inc., and then to AG Holdings, Inc. On January 20, 2000, the Company entered into an Agreement and Plan of Reorganization with Wasatch Interactive Learning Corporation, a Utah corporation (WILC-Utah) and simultaneously changed its corporate name from AG Holdings, Inc. to Wasatch Interactive Learning Corporation (WILC). Pursuant to the terms of the
Reorganization Agreement, the stockholders of WILC-Utah received 3,605,205 shares of WILC common stock.

     The statements of operations and cash flows for the three months ended May 31, 1999 are presented on the assumption that acquisition of WILC-Utah by WILC occurred March 1, 1998. Because the shares issued in the acquisition of WILC-Utah represent control of the total shares of WILC's common stock issued and outstanding immediately following the acquisition, WILC-Utah is deemed for financial reporting purposes to have acquired WILC in a reverse acquisition. The business combination has been accounted for as a recapitalization of WILC giving effect to the acquisition of 100% of the outstanding common shares of WILC-Utah. The surviving entity reflects the assets and liabilities of WILC and WILC-Utah at their historical book value and the historical operations of the Company is that of WILC-Utah. The issued common stock is that of WILC and the accumulated deficit is that of WILC-Utah. The statement of operations is that of the Company
(WILC) for the three months ended May 31, 2000 and that of WILC-Utah for the three months ended May 31, 1999. Separate breakout of operations for WILC for the three months ended May 31, 1999 have not been presented, as the amounts not related to WILC-Utah are immaterial.

     Wasatch Interactive Learning Corporation develops and sells curriculum-based educational software and related services to the kindergarten through eighth grade, adult basic education and GED markets. Wasatch Interactive Learning's Math Expeditions product series consists of 402 lessons designed to teach mathematics skills for grades K-Adult and can be delivered on an individual computer running from a CD-ROM, over local area and wide area networks, and online via the Internet, using Microsoft or Netscape browsers. The Company's Projects for the Real World, K-3 and 4-8 product series contains 485 and 235 activities, respectively, targeted to teach and reinforce the skills in reading, writing, mathematics, science, social studies and geography taught in grades kindergarten through eighth. The Company also offers a Beginning
Reading/Phonics K-5 product series, which consists of 56 lessons for the kindergarten through fifth grade market, and is designed to give users the skills to become independent readers, writers and thinkers.

     The Company's offerings of adult education courseware consist of Basic Skills and Job Skills For The Real World. Basic Skills For The Real World contains 80 hours of instruction, arranged in 159 lessons, designed to teach and reinforce reading, writing, mathematics, problem-solving, and job skills in meaningful contexts, targeted at the grade seven to adult basic education market. Our Job Skills For The Real World product series contains approximately 30 hours of instruction, arranged in 28 lessons, targeted at the grade seven to adult education market. This product series is designed to teach and reinforce the job skills and competencies outlined in the U.S. Department of Labor publication, "What Work Requires of Schools."

     All of these products have been integrated under the Company's Internet-compatible courseware management system. This courseware management system allows a teacher to monitor student progress, provides automatic tracking of student time-on-task, assigns software, administers online testing, and prints progress reports. This product features a teacher-friendly design, online help, notice of student difficulty, and customizable features and can be accessed remotely by the teacher via the Internet.

Revenue Recognition

     Wasatch Interactive Learning Corporation derives its revenue from the licensing of educational courseware. The Company also generates revenue from fees charged for installation, training, renewal and customer support services. Courseware revenue is recognized when the software is shipped, collectibility is probable, and there are no significant obligations remaining. Installation and training revenue is generally recognized when installation and training is complete, which normally occurs within 30 days after product shipment. Renewal fee revenue is recognized ratably over a 12-month contractual period.

Research and Development

     Research and development costs are charged to operations as incurred.

Income Taxes

     Income taxes are accounted for using the liability method wherein deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using estimated tax rates in effect for the year in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will be not be realized in the future.

Cash & Cash Equivalents

     The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. Cash and cash equivalents are placed with federally insured financial institutions. Cash and cash equivalent balances in excess of Federal Deposit Insurance Corporation (FDIC) limits are invested in short-term interest bearing accounts collateralized by U.S. Treasury securities.

Accounts Receivable and Concentration of Credit Risk

     The Company provides credit terms to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers and presently does not carry an allowance for doubtful receivables since there has been no history of credit losses.

Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment and capital leases is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Gains and losses on disposition of property and equipment are reflected separately in the statement of operations.

License Agreement

     The Company has a license agreement in place reflecting the payment of cash in exchange for exclusive rights to market and sell certain software in the education market. The license agreement is being amortized on a straight-line basis over five years.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, primarily related to software revenue recognition, that affect the reported amounts of assets, liabilities, net sales and expenses during the reported period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

2.  LONG TERM DEBT

     On March 16, 2000, the Company issued to one institutional investor, a $4 million convertible debenture along with warrants to purchase up to 196,078 shares of the Company's common stock at an exercise price of $5.31 per share. The debenture bears an interest rate of 7% per annum with interest payable quarterly. The debenture is convertible with certain limitations, into shares of the Company's common stock at the lesser of $6.25 per share or 80% of the closing bid price of the Company's common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion. The Company realized $3,580,000 in net proceeds from the sale of the debenture. Under the terms of an agreement with a major shareholder, the Company paid a $100,000 commission to the shareholder for their assistance in obtaining the debenture financing.

     Long-term debt (including current maturities thereof), at May 31, 2000 also includes $68,000 of capital lease obligations. The terms of the leases include options to purchase the equipment at the end of the lease period, and have imputed interest rates ranging from 11% to 18%.

3.  STOCKHOLDERS' EQUITY

     Basic earnings  (loss) per common share are computed by dividing net income
(loss) by the weighted average number of common shares outstanding during each reporting period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during each reporting period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method. Common stock equivalents are not included in the computation of diluted earnings per share when their effect is anti-dilutive. At May 31, 2000, the Company had 630,000 employee stock options outstanding with exercise prices ranging from $4.00 to $10.00 per share, and 3,265,412 warrants outstanding with exercise prices ranging from $5.31 to $28 per share. Diluted shares issued upon exercise of outstanding stock options and warrants and inclusion of additional common shares assuming the conversion of the $4 million convertible debenture for the three months ended May 31, 2000 were excluded as they were anti-dulitve because of the net loss incurred during the period. In as much as the Company did not have any common stock equivalents outstanding during the three months ended May 31, 1999, diluted earnings per share are the same as basic earnings per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

     The Company develops, markets, and sells curriculum-based educational courseware and related services to schools, school districts, and adult education sites located in the United States. Our comprehensive courseware library includes over 1,400 hours of instruction addressing the curriculum objectives for grades K-8, adult basic education, and GED preparation. The subject areas covered include reading, writing, mathematics, science, social studies, self-esteem, conflict resolution, and life and job skills. All of our products have been integrated under our Internet-compatible courseware management system, which allows the delivery of our courseware on local area and wide area networks, by a teacher on a demonstration teaching station, in a computer laboratory setting, or at home through online access via the Internet and monitors student progress, tracks time-on-task, assigns courseware, and prints progress reports. By Fall 2000, we expect that virtually all of our products will be Internet-deliverable and available for purchase from our fully functional e-commerce Web site.

Revenue

     Our revenue is derived substantially from the sale of curriculum-based educational courseware licenses to U.S. schools and school districts in the K-8 market, and adult education sites, which includes adult basic education and GED preparation. We also generate revenue from installation, training, and customer support services, for which we charge fees. Annual renewal fees are charged to existing customers based on the number of file servers loaded with our software at each school or adult education site. The renewal fee includes access to our customer support representatives for a 12-month period and one-software upgrade of their licensed courseware.

     The majority of our revenue has been derived from the sale to schools and adult education sites of workstation licenses of our licensed courseware and our proprietary courseware.

     Licensed courseware. Licensed courseware includes six suites entitled, "Beginning Reading," "Projects for the Real World K-3," "Projects for the Real World 4-8," "Basic Skills," "Job Skills," and "Windows Instructional Management System." Wasatch Education Systems Corporation "WESC" originally developed this courseware, and we have the exclusive license to sell these products in the education market. We have enhanced these products during the last three years, updating the products to run on Microsoft's Windows 95, 98, and NT operating systems. Under our license agreement with WESC, we own these enhanced products. The majority of our revenues over the last three years have been generated from the sale of WESC licensed courseware. When we sold WESC licensed courseware, we were required to pay WESC a royalty based on 10% of net sales of licensed courseware. However, our license agreement with WESC was amended to reduce royalties to 2.5% of our net sales effective 3/1/ 2000.

     Proprietary courseware. The following five suites of products constitute our proprietary courseware:

     * our comprehensive "Math Expeditions" courseware, which reinforces the necessary mathematics skills for K-adult education market;

     * our interactive set of tools and manipulatives that make abstract mathematical skills concrete;

     * our Java-based instructional management system;

     * our Student TRAX curriculum manager; and

     * video test assessment product.

     Proprietary courseware products do not have a royalty fee.

     Installation, Training, Customer Support, and Print Revenue. Service revenue includes fees for installation, on-site customer training, customer support access via an 800 help number, and printed materials such as teachers' manuals.

     Future Revenue Sources. We anticipate that our revenue mix will change over time. In the future, we plan to generate revenue from other sources, such as subscriptions to the online offering of our educational courseware, new titles that may be developed to expand our proprietary courseware offering, and related services.

Cost of Revenue

     Costs associated with our revenue include CD-ROMs, software documentation, packaging, shipping, customer support labor, training support labor, royalties, amortization of our licensed courseware capital costs, and other costs associated with the production and delivery of our courseware and services.

Operating Expenses

     Our operating expenses are comprised of:

     * research and development costs, which consist of employee labor costs associated with the programming, graphic design, art production, development, maintenance, and testing of our educational courseware content and for making our content available online over the Internet. We retain outside contractors from time to time to develop proprietary software products. The decision to use our employees or outside contractors to develop products rests with management and is usually based on time constraints and cost effectiveness. It is our policy to charge research and development costs to expense as incurred.

     * sales and marketing costs, which consists of salaries, commissions, related payroll and travel costs of our sales force, advertising, promotion and displays at educational conferences, and marketing costs associated with reaching our customers.

     * general and administrative expense, which include salaries, benefits and related payroll costs for our executive officers and administrative personnel, office rent and equipment lease costs, professional fees, and other general corporate expenses associated with being a public company.

Comparison of Three Months Ended May 31, 2000 and 1999

Revenues

     Our total revenue decreased by approximately $210,000 or 57% for the three months ended May 31, 2000 compared to the three months ended May 31, 1999. The decrease was due to a $172,000 reduction in sales of our licensed courseware and a $54,000 reduction in service revenue, which was partially offset by a $16,000 increase in sales of our proprietary courseware. The decrease in revenue was specifically attributable to the following factors:

     * The Company concentrated its efforts on recruiting, hiring and training nine new direct sales representatives during the quarter ended May 31, 2000 in an effort to significantly expand its marketing and sales presence. Our senior sales representative was promoted to National Sales Manager effective March 1, 2000 and focused his full-time effort on recruiting, hiring and training the nine new direct sales representatives. This reduced our direct sales staff by 50% for the quarter, which significantly impacted our short-term ability to make new courseware sales. The Company anticipates that its sales performance will improve significantly in the third and fourth quarter as a result of the new direct sales representatives.

     * Historically, our sales have fluctuated greatly from quarter to quarter, with the first quarter consistently being the lowest due to the fact that the majority of the schools and school districts to which we sell our products close-out the school year in May and operate on a July 1 to June 30 fiscal year. School district decision-makers are usually reluctant to make capital expenditures near or at the end of the school year when installation and training cannot be scheduled.

     Our deferred revenue of $69,000 at May 31, 2000, consisted of renewal customer support fees of $57,000, training revenue of $6,000 and installation revenue of $6,000.

Cost of Revenues

     Our cost of revenues decreased 7% to $140,000 for the three months ended May 31, 2000, down from $150,000 for the comparable period in 1999. Gross margin, as a percentage of total revenues for the quarters ended May 31, 2000 and 1999 was 13% and 60%, respectively. Although certain variable costs such as royalties decreased as a result of fewer licensed courseware sales, there was not a significant decrease in our fixed cost of sales primarily because our staffing levels remained unchanged and installation expenses increased as additional personnel were trained at school sites across the country. The decrease in gross margin during the quarter ended May 31, 2000 was primarily attributable to the above-mentioned fixed costs being spread over fewer courseware sales.

Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses increased $302,000 or 280% for the three months ended May 31, 2000, as compared to the previous year. The significant increase was attributable to payroll and payroll-related costs (taxes, insurance, recruiting fees, travel, training, etc.) associated with the hiring of nine new direct sales representatives during the quarter. The addition of these new sales representatives has allowed the Company to expand its coverage to twenty states. The Company's sales force now stands at eleven and we expect to further expand our direct sales force by August 2000. We expect our sales and marketing expenses will increase as we continue to expand our marketing and sales force.

     Research and Development Costs. Research and development costs increased $108,000 or 74% to $255,000 for the three months ended May 31, 2000 as compared to the same period in 1999. The variance was due in part to a $40,000 increase in payroll and payroll-related costs associated with the hiring of ten product-development professionals during the quarter as well as a $68,000 increase in outside contract fees. The product-development professionals were hired to maximize our current courseware for Internet delivery. The increase in outside contract fees was attributable to new product development and adaptation of the K-3 language arts program for Internet delivery. We anticipate our research and development costs will continue to increase as we complete development of our e-commerce web site, adapt all our courseware for Internet delivery and develop new products.

     General and Administrative Expenses. General and administrative expenses increased $245,000, or 176%, from $139,000 for the three months ended May 31, 1999 to $384,000 for the three months ended May 31, 2000. The increase reflects higher office lease expense and personnel costs associated with increased staffing requirements as well as increased legal, accounting and filing fees attributable to the Company's recent Form SB-2 registration statement filing. We expect our general and administrative expenses will increase as our business grows and we expand our staff and capital infrastructure and incur costs associated with being a public company.

Operating Loss

     Loss from operations for the three months ended May 31, 2000 was $1,028,000, as compared to a loss of $173,000 for the same period in 1999. The loss from operations was the result of the cumulative effect of the above-described factors. Loss from operations for the three months ended May 31, 2000 and 1999 include non-cash charges for asset depreciation and intangible asset amortization of $118,000 and $94,000, respectively.

Other Income (Expense)

     Interest income increased $36,000 for the three months ended May 31, 2000 compared to the year ago level as a result of the Company maintaining significantly higher cash balances in interest bearing accounts during the quarter. Interest expense of $58,000 for the three months ended May 31, 2000 increased $37,000, or 176%, from $21,000 for the same period in 1999. The increase was attributable to our borrowing $4 million through the issuance of a convertible debenture.

Net Loss

     As a result of the foregoing factors, we had a net loss of $1,050,000 for the three months ended May 31, 2000, as compared to a loss of $194,000 for the same period in 1999.

Liquidity and Capital Resources

     Historically, we have financed our operations by borrowings under secured term loans, working capital lines of credit and loans from related parties. During the three months ended May 31, 2000, we completed a $4 million private placement of a 7% convertible debenture. The debenture is convertible into shares of our common stock at the lesser of $6.25 per share or 80% of the closing bid price of our common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion. Warrants to purchase up to 196,078 shares of our common stock at an exercise price of $5.31 were also issued to the institutional investor who purchased the debenture. The proceeds from the debenture after deducting commissions and legal fees amounted to $3,580,000 and are being used to expand our sales and marketing and product development staffs and for working capital purposes.

     Our cash position was $3,326,000 at May 31, 2000. Net cash used in operating activities for the quarter ended May 31, 2000 was $239,000, as compared to $10,000 provided by operating activities during the same period in 1999. We used $63,000 for equipment purchases during the quarter ended May 31, 2000. No cash was used for equipment purchases during the quarter ended May 31, 1999. Net cash flow provided to us from financing activities was $3,556,000 for the quarter ended May 31, 2000 and $10,000 of net cash was used by us in financing activities during the same period in 1999.

     Current and long-term debt of $4,068,000 at May 31, 2000 is composed of a $4 million convertible debenture and capital lease obligations of $68,000. The leases have imputed interest rates ranging from 11% to 18% per annum and expire in 2005. A $16,000 note payable to a financial institution, bearing interest at a rate of 11% per annum and maturing on April 30, 2000 was paid off during the quarter ended May 31, 2000.

     As of May 31, 2000, we believe that our cash and cash equivalents will be sufficient to fund our operations for the next twelve months. Our future capital requirements will depend on a variety of factors, including market acceptance of our products and the resources we devote to developing, marketing, selling, and supporting our products. We plan to raise at least an additional $3.0 million of capital within the next six months through the sale of equity or debt securities as determined by our board of directors at their sole judgment. We currently plan to use the proceeds from the sale of our securities for continued implementation of our growth plan and working capital purposes.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal or administrative proceedings.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

              27.1 Financial Data Schedule

     (b) Reports on Form 8-K

     1. The Registrant filed a current report on Form 8-K dated March 16, 2000 reporting events under Items 5 and 7.

     2. The Registrant filed a current report on Form 8-K dated March 23, 2000 reporting events under Items 4, 7 and 8.

     3. The Registrant filed a current report on Form 8-K/A dated April 7, 2000 reporting an event under Item 7.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WASATCH INTERACTIVE LEARNING CORPORATION
                                 (Registrant)


July 13, 2000                    /S/  Barbara J. Morris
                                 Chief Executive Officer, President and Director
                                 Principal Executive Officer)



July 13, 2000                    /S/  Todd F. Brashear
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)