Form 10QSB/A
period 2000-05-31
WASATCH INTERACTIVE LEARNING CORP
filed 2000-10-06
CIK 917300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-QSB/A

                                 Amendment No. 1

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

        [ ] TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission File No. 000-23180

                    WASATCH INTERACTIVE LEARNING CORPORATION
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Washington                                   91-1253514
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

        5250 South Commerce Drive, Suite 101, Salt Lake City, Utah 84107
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Transitional Small Business Disclosure Format  Yes [ ]  No [X]

     WASATCH INTERACTIVE LEARNING CORPORATION
     FORM 10-QSB/A FOR THE QUARTERLY PERIOD ENDING MAY 31, 2000
     TABLE OF CONTENTS


    PART I                                                                                                PAGE
                                                                                                          ----

    Item     1.         Condensed Financial Statements
                        Balance Sheet as of May 31, 2000 (Unaudited)...................................      3
                        Statements  of  Operations  for the three  months  ended May 31,  2000 and 1999      4
                        (Unaudited)....................................................................
                        Statements  of Cash  Flows for the  three  months  ended May 31,  2000 and 1999      5
                        (Unaudited)....................................................................
                        Notes to Condensed Financial Statements (Unaudited)............................    6-8
    Item     2.         Management's Discussion and Analysis or Plan of Operation......................   9-13

    PART II

    Item     1.         Legal Proceedings..............................................................      13
    Item     2.         Changes in Securities and Use of Proceeds......................................      13
    Item     3.         Defaults upon Senior Securities................................................      13
    Item     4.         Submission of Matters to a Vote of Security Holders............................      13
    Item     5.         Other Information..............................................................      13
    Item     6.         Exhibits and Reports on Form 8-K...............................................      13
    Signatures        .................................................................................      14


                         PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS


CONDENSED BALANCE SHEET
                                                                                        May 31, 2000
----------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
               Assets

Current assets:
          Cash                                                                          $  3,326,000
          Receivables                                                                        158,000
          Other                                                                               55,000
                                                                                        ------------
                                    Total current assets                                   3,539,000
Property and equipment, net                                                                  162,000
License agreement, net                                                                       525,000
Other intangibles, net                                                                       626,000
                                                                                        ------------
                                                                                        $  4,852,000
                                                                                        ------------


----------------------------------------------------------------------------------------------------

                  Liabilities and Stockholders' Equity
Current liabilities:
          Accounts payable                                                              $    108,000
          Accrued expenses                                                                   196,000
          Income tax payable                                                                   1,000
          Deferred revenue                                                                    69,000
          Current portion of long-term debt                                                   15,000
                                                                                        ------------
                                    Total current liabilities                                389,000
Long-term debt                                                                             4,053,000
                                                                                        ------------
                                    Total liabilities                                      4,442,000
                                                                                        ------------

Stockholders' equity:
          Common stock, $.0001, par value, 100,000,000 shares authorized;
              7,657,312 shares issued and outstanding                                          1,000
          Additional paid-in capital                                                       4,092,000
          Stock subscription receivable                                                      (84,000)
          Accumulated deficit                                                             (3,599,000)
                                                                                        ------------
                                    Total stockholders' equity                               410,000
                                                                                        ------------
                                                                                        $  4,852,000
                                                                                        ------------


----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS


                                                                           Three Months Ended May 31,
----------------------------------------------------------------------------------------------------

                                                                            2000                1999
                                                                       -----------------------------
                                                                      (Unaudited)        (Unaudited)

Net sales                                                              $  161,000         $  371,000
Cost of sales                                                             140,000            150,000
                                                                       -----------------------------
                            Gross profit                                   21,000            221,000
                                                                       -----------------------------
Operating expenses:
          Sales and marketing                                             410,000            108,000
          Research and development                                         20,000            147,000
          General and administrative                                      384,000            139,000
                                                                       -----------------------------
                                                                          814,000            394,000
                                                                       -----------------------------

                           Loss from operations                          (793,000)          (173,000)

Other income (expense):
          Interest income                                                  36,000                 --
          Interest expense                                                (58,000)           (21,000)
                                                                       -----------------------------
                            Loss before benefit for
                                income taxes                             (815,000)          (194,000)

Benefit for income taxes                                                       --                 --
                                                                       -----------------------------
                            Net loss                                   $ (815,000)        $ (194,000)
                                                                       -----------------------------
Net loss per share - basic and diluted                                 $    (.11)         $     (.06)
                                                                       -----------------------------
Weighted average common shares - basic and diluted                      7,658,000          3,375,000
                                                                       -----------------------------


----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended May 31,
----------------------------------------------------------------------------------------------------

                                                                            2000           1999
                                                                      ------------------------------
                                                                       (Unaudited)     (Unaudited)

Cash flows from operating activities:

   Net loss                                                          $   (815,000)  $    (194,000)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                     118,000          94,000
        Common stock issued for services                                    5,000              --
        (Increase) decrease in:
           Receivables                                                    734,000          71,000
         Increase (decrease) in:
           Accounts payable                                                50,000          (6,000)
           Accrued expenses                                               (87,000)        102,000
           Deferred revenue                                                (9,000)        (57,000)
                                                                     ----------------------------
              Net cash provided by (used in)
              operating activities                                         (4,000)         10,000
                                                                     ----------------------------
Cash flows from investing activities:
 Software development                                                    (235,000)             --
 Purchases of property and equipment                                      (63,000)             --
                                                                     ----------------------------

              Net cash provided by (used in)
              Investing activities                                       (298,000)             --
                                                                     ----------------------------
Cash flows from financing activities:
   Cash overdraft                                                              --          28,000
   Payments on long-term debt                                             (24,000)        (38,000)
   Proceeds from long-term debt                                         3,580,000              --
                                                                     ----------------------------
              Net cash provided by (used in)
              financing activities                                      3,556,000         (10,000)
                                                                     ----------------------------
Net increase in cash                                                    3,254,000              --
Cash, beginning of period                                                  72,000              --
                                                                     ----------------------------
Cash, end of period                                                  $  3,326,000   $          --
                                                                     ----------------------------
Non-cash investing and financing activities:
   During the three months ended May 31, 2000,  the Company  acquired  equipment totaling  $9,000 in exchange  for a lease  payable and  incurred  expenses of
   $420,000  that were  deducted  from the proceeds of a  convertible  debenture issued on March 16, 2000.

------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

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

Research and Development

     Research and development costs expended by the Company prior to establishing technological feasibility are charged to expense when incurred. Software development costs incurred by the Company subsequent to establishing technological feasibility are capitalized and reported at the lower of cost or net realizable value. Capitalized software development costs are being amortized on a straight-line basis over the estimated useful lives of the software products.

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

     * our interactive set of tools and manipulatives that make abstrac mathematical skills concrete;

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

     Research and Development Costs. Research and development costs decreased $127,000 or 86% to $20,000 for the three months ended May 31, 2000 as compared to the same period in 1999. The decrease was due to the Company capitalizing $235,000 of software development and courseware enhancement costs in accordance with FAS86, Statement of Financial Accounting Standards No. 86. During the quarter ended May 31, 2000, the Company incurred approximately $255,000 of software development costs. Of this amount, $20,000 was incurred before the Company established technological feasibility and was therefore expensed. The remaining $235,000 of software development cost was capitalized in accordance with Company policy as the amount was expended subsequent to the Company establishing technological feasibility of the project. We anticipate our research and development expenses will increase as we complete development of our e-commerce Web site, adapt all our courseware for Internet delivery and develop new products.

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

   Operating Loss

     Loss from operations for the three months ended May 31, 2000 was $793,000, as compared to a loss of $173,000 for the same period in 1999. The loss from operations was the result of the cumulative effect of the above-described factors. Loss from operations for the three months ended May 31, 2000 and 1999 include non-cash charges for asset depreciation and intangible asset amortization of $118,000 and $94,000, respectively.

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

   Net Loss

     As a result of the foregoing factors, we had a net loss of $815,000 for the three months ended May 31, 2000, as compared to a loss of $194,000 for the same period in 1999.

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

     Our cash position was $3,326,000 at May 31, 2000. Net cash used in operating activities for the quarter ended May 31, 2000 was $4,000, as compared to $10,000 provided by operating activities during the same period in 1999. We used $298,000 in investing activities during the quarter ended May 31, 2000. No cash was used for or provided by our investing activities during the quarter ended May 31, 1999. Net cash flow provided to us from financing activities was $3,556,000 for the quarter ended May 31, 2000 and $10,000 of net cash was used by us in financing activities during the same period in 1999.

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


                                 WASATCH INTERACTIVE LEARNING CORPORATION
                                 (Registrant)



October 6, 2000                  /S/  Barbara J. Morris
                                 ----------------------
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)



October 6, 2000                  /S/  Todd F. Brashear
                                 ---------------------
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)