Form 10QSB
period 2000-08-31
WASATCH INTERACTIVE LEARNING CORP
filed 2000-10-13
CIK 917300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            _________________________

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

        [ ] TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission File No. 000-23180

                           __________________________

                    WASATCH INTERACTIVE LEARNING CORPORATION
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Washington                                   91-1253514
 ------------------------------        ----------------------------------------
 (State or other jurisdiction of         (IRS Employer Identification Number)
  incorporation or organization)


        5250 South Commerce Drive, Suite 101, Salt Lake City, Utah 84107
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 261-1001

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Number of shares of the registrant's $0.0001 par value common stock outstanding at August 31, 2000: 7,703,303.

Transitional Small Business Disclosure Format Yes [ ] No [X]

WASATCH INTERACTIVE LEARNING CORPORATION
FORM 10-QSB FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 2000
TABLE OF CONTENTS


    PART I                                                                                               PAGE

    Item     1.         Condensed Financial Statements
                        Balance Sheet as of August 31, 2000 (Unaudited)...............................       3
                        Statements  of  Operations  for the three and six months  ended August 31, 2000      4
                        and 1999 (Unaudited)..........................................................
                        Statements  of Cash Flows for the six  months  ended  August 31,  2000 and 1999      5
                        (Unaudited)...................................................................
                        Notes to Condensed Financial Statements (Unaudited)...........................      6-8
    Item     2.         Management's Discussion and Analysis or Plan of Operations....................      9-13

    PART II

    Item     1.         Legal Proceedings.............................................................       13
    Item     2.         Changes in Securities.........................................................       13
    Item     3.         Defaults upon Senior Securities...............................................       13
    Item     4.         Submission of Matters to a Vote of Security Holders...........................       13
    Item     5.         Other Information.............................................................       13
    Item     6.         Exhibits and Reports on Form 8-K..............................................       14
    Signatures          ..............................................................................       14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED BALANCE SHEET

                                                                                                  August 31, 2000
                                                                                                      (Unaudited)

                            ASSETS

Current assets:
     Cash                                                                                             $ 2,401,000
     Receivables, net                                                                                     471,000
     Other                                                                                                 91,000
                                                                                                      -----------
                     Total current assets                                                               2,963,000

Property and equipment, net                                                                               168,000
License agreements, net                                                                                   450,000
Other intangibles, net                                                                                    931,000
                                                                                                      -----------
                         Total assets                                                                 $ 4,512,000
                                                                                                      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $  103,000
     Accrued expenses                                                                                     184,000
     Deferred revenue                                                                                     101,000
     Current portion of long-term debt                                                                     24,000
                                                                                                      -----------
                  Total current liabilities                                                               412,000

Long-term debt                                                                                          3,997,000
                                                                                                      -----------
                      Total liabilities                                                                 4,409,000
                                                                                                      -----------
Stockholders' equity
     Common stock, $.0001 par value, 100,000,000 shares                                                     1,000
     authorized; 7,703,303 shares issued and outstanding
     Additional paid-in capital                                                                         4,132,000
     Stock subscription receivable                                                                        (84,000)
     Accumulated deficit                                                                               (3,946,000)
                                                                                                      -----------
                  Total stockholders' equity                                                              103,000
                                                                                                      -----------
          Total liabilities and stockholders' equity                                                  $ 4,512,000
                                                                                                      ===========


WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

                                                    Three Months       Three Months         Six Months          Six Months
                                                       Ended               Ended              Ended               Ended
                                                  August 31, 2000     August 31, 1999    August 31, 2000     August 31, 1999
                                                    (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)


Net sales                                                $  492,000         $  395,000         $   653,000          $  766,000
Cost of sales                                               155,000            131,000             297,000             282,000
                                                          ---------          ---------          ----------           ---------
                 Gross profit                               337,000            264,000             356,000             484,000

Operating expenses:
     Sales and marketing                                    292,000             96,000             701,000             204,000
     Research and development                               156,000            170,000             174,000             316,000
     General and administrative                             200,000            129,000             585,000             269,000
                                                          ---------          ---------          ----------           ---------
                                                            648,000            395,000           1,460,000             789,000
                                                          ---------          ---------          ----------           ---------
             Loss from operations                          (311,000)          (131,000)         (1,104,000)           (305,000)

Other income (expense):
     Interest income                                         36,000                 --              72,000              37,000
     Interest expense                                       (72,000)           (21,000)           (130,000)            (43,000)
                                                          ---------          ---------          ----------           ---------
     Loss before benefit for income taxes                  (347,000)          (152,000)         (1,162,000)           (311,000)

Benefit for income taxes                                         --                --                  --                  --
                                                          ---------          ---------          ----------           ---------

                   Net loss                              $ (347,000)        $ (152,000)        $(1,162,000)         $ (311,000)
                                                          =========          =========          ==========           =========

Net loss per share - basic and diluted                   $     (.05)        $     (.05)        $      (.15)         $     (.09)

Weighted average common shares - basic and                 7,666,000          3,375,000           7,662,000           3,375,000
diluted

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Six Months             Six Months
                                                                                  Ended                 Ended
                                                                             August 31, 2000       August 31, 1999
                                                                               (Unaudited)           (Unaudited)

Cash flows from operating activities:
     Net loss                                                                      $ (1,162,000)           $ (311,000)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                                 245,000               189,000
          Common stock issued for services                                                5,000                    --
          (Increase) decrease in:
             Receivables                                                                421,000                69,000
             Other assets                                                               (36,000)                   --
          Increase (decrease) in:
             Accounts payable                                                            45,000               (31,000)
             Accrued expenses                                                           (99,000)              204,000
             Deferred revenue                                                            23,000               (40,000)
                                                                                    -----------            ----------
     Net cash provided by (used in) operating activities                               (558,000)               80,000

Cash flows from investing activities:
     Software development                                                              (575,000)                  --
     Purchase of property and equipment                                                 (86,000)                  --
                                                                                    -----------            ----------
     Net cash (used in) provided by investing activities                               (661,000)                  --

Cash flows from financing activities:
     Cash overdraft                                                                          --               (15,000)
     Proceeds from notes payable                                                             --                83,000
     Proceeds from long-term debt                                                     3,580,000                    --
     Payments on long-term debt                                                         (32,000)              (76,000)
                                                                                    -----------            ----------
     Net cash provided by (used in) financing activities                              3,548,000                (8,000)
                                                                                    -----------            ----------
Net increase in cash                                                                  2,329,000                72,000
Cash, beginning of period                                                                72,000                    --
                                                                                    -----------            ----------
Cash, end of period                                                                $  2,401,000            $   72,000
                                                                                    ===========            ==========


Non-cash investing and financing activities:

During the six months ended August 31, 2000, the Company;
     * converted debt totaling $40,000 into equity through the issuance of 45,991 shares of the Company's common stock;
     * incurred expenses of $420,000 that were deducted from the proceeds of a convertible debenture issued on March 16, 2000;
     * acquired equipment totaling $9,000 in exchange for a lease payable.

During the six months ended August 31, 1999, the Company acquired equipment totaling $35,000 in exchange for a lease payable.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
________________________________________________________________________________

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, the statements do not contain all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statement presentation. However, in the opinion of Management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of financial position, have been included in the accompanying unaudited financial statements of Wasatch Interactive Learning Corporation (the "Company") at August 31, 2000, and the results of operations for the three and six month periods ended August 31, 2000 and 1999 and cash flows for the six month periods ended August 31, 2000 and 1999. The results of operations for the three and six month periods ended August 31, 2000 and 1999 or for any other interim period are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. It is suggested that these financial statements and related notes be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.

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

     The statements of operations for the three and six month periods ended August 31, 1999 and cash flows for the six month period ended August 31, 1999 are presented on the assumption that acquisition of WILC-Utah by WILC occurred March 1, 1998. Because the shares issued in the acquisition of WILC-Utah represent control of the total shares of WILC's common stock issued and outstanding immediately following the acquisition, WILC-Utah is deemed for financial reporting purposes to have acquired WILC in a reverse acquisition. The business combination has been accounted for as a recapitalization of WILC giving effect to the acquisition of 100% of the outstanding common shares of WILC-Utah. The surviving entity reflects the assets and liabilities of WILC and WILC-Utah at their historical book value and the historical operations of the Company is that of WILC-Utah. The issued common stock is that of WILC and the accumulated deficit is that of WILC-Utah. The statements of operations is that of the Company (WILC) for the three and six month periods ended August 31, 2000 and that of WILC-Utah for the three and six-month periods ended August 31, 1999. Separate breakout of operations for WILC for the three and six month periods ended August 31, 1999 have not been presented, as the amounts not related to WILC-Utah are immaterial.

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

Research and Development

     Software  development  costs expended by the Company prior to  establishing technological feasibility are charged to expense when incurred. All software development costs incurred by the Company subsequent to establishing technological feasibility are capitalized and reported at the lower of cost or net realizable value. Capitalized software development costs are being amortized on a straight-line basis over the estimated useful lives of the software products.

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

Accounts Receivable and Concentration of Credit Risk

     The Company provides credit terms to its customers in the normal course of business. The Company performs ongoing credit evaluations of its customers and adjusts its allowance for doubtful receivables as circumstances dictate.

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

License Agreement

     The Company has license agreements in place reflecting the payment of cash in exchange for certain rights to market and sell software in the education market. The license agreements are being amortized on a straight-line basis over five years.

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

2.  LONG TERM DEBT

     Long-term debt at August 31, 2000 consists of a $3,960,000 convertible debenture issued to one institutional investor due March 16, 2003. The debenture bears an interest rate of 7% per annum with interest payable quarterly. The debenture is convertible with certain limitations, into shares of the Company's common stock at the lesser of $6.25 per share or 80% of the closing bid price of the Company's common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion. The convertible debenture was originally issued in the amount of $4 million on March 16, 2000, however, during the quarter ended August 31, 2000, $40,000 of debenture debt was converted into 45,991 shares of the Company's common stock.

     Long-term debt (including current maturities thereof), at August 31, 2000 also includes $61,000 of capital lease obligations. The terms of the leases include options to purchase the equipment at the end of the lease period, and have imputed interest rates ranging from 11% to 18%.

3.  STOCKHOLDERS' EQUITY

     Basic earnings  (loss) per common share are computed by dividing net income
(loss) by the weighted average number of common shares outstanding during each reporting period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during each reporting period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method. Common stock equivalents are not included in the computation of diluted earnings per share when their effect is antidilutive. At August 31, 2000, the Company had 630,000 employee stock options outstanding with exercise prices ranging from $4.00 to $10.00 per share, and 3,259,412 warrants outstanding with exercise prices ranging from $5.31 to $28 per share. Diluted shares issued upon exercise of outstanding stock options and warrants and inclusion of additional common shares assuming the conversion of the $3,960,000 convertible debenture for the three and six month periods ended August 31, 2000 were excluded as they were antidulitve because of the net loss incurred during the periods. In as much as the Company did not have any common stock equivalents outstanding during the three and six month periods ended August 31, 1999, diluted earnings per share have not been calculated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Statements made by the Company concerning future financial results, increased sales and gross margin performance, its ability to grow rapidly and expand its marketing and sales efforts nationwide, the introduction of new products and services for school and home usage, the effectiveness of the Company's products, online delivery of its products and instructional management system by Fall 2000 are all forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the Company's ability to market its products and services both online and offline, the timely development and acceptance of the new products and services, the impact of competitive products and pricing, the timely funding of school budgets, customer payments to the Company and other risks contained from time to time in the Company's SEC reports.

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

     We are currently in the last phase of testing our comprehensive reading and math programs for cross-platform and online delivery. The Company is also in the final stage of testing its new e-commerce web site, "wilearn.com". Our new web site will offer two levels of subscription for online delivery of our educational software, interactive demos, and will highlight our comprehensive offering. By Fall 2000, we expect that virtually all of our products will be Internet-deliverable and available for purchase from our e-commerce web site.

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

     Licensed courseware. Licensed courseware includes six suites entitled, "Beginning Reading," "Projects for the Real World K-3," "Projects for the Real World 4-8," "Basic Skills," "Job Skills," and "Windows Instructional Management System." Wasatch Education Systems Corporation "WESC" originally developed this courseware, and we have the exclusive license to sell these products in the education market. We have enhanced these products during the last three years, updating the products to run on Microsoft's Windows 95, 98, and NT operating systems. Under our license agreement with WESC, we own these enhanced products. The majority of our revenues over the last three years have been generated from the sale of WESC licensed courseware. When we sold WESC licensed courseware, we were required to pay WESC a royalty based on 10% of net sales of licensed courseware. However, our license agreement with WESC was amended to reduce royalties to 2.5% of our net sales effective March 1, 2000.

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

Comparison of the Three and Six Month Periods Ended August 31, 2000 and 1999

   Revenues

     Our total sales revenue increased $97,000, or 25%, for the three months ended August 31, 2000 compared to the same period in 1999. The growth in revenue was attributable to an increase in sales of our proprietary and licensed courseware of $131,000 and $46,000, respectively, which was offset by a $80,000 decrease in service revenue. The increase in revenue for the quarter is the direct result of our new sales representatives making an impact on school and school district decision makers looking to provide their students with a comprehensive educational solution.

     Our total sales revenue of $653,000 for the six months ended August 31, 2000 decreased $113,000, or 15%, from $766,000 for the six months ended August 31, 1999. The decrease was due to a $128,000 reduction in sales of our licensed courseware and a $133,000 reduction in service revenue, which was partially offset by a $148,000 increase in sales of our proprietary courseware. The decrease in revenue during the six months ended August 31, 2000 was specifically attributable to the Company concentrating its efforts on recruiting, hiring and training nine new direct sales representatives during the first quarter. The Company also hired five more sales representatives during the second quarter in an effort to continue the expansion of its marketing and sales presence. The Company anticipates that its sales performance will continue to improve in the future as our direct sales representatives become more productive.

     Our deferred revenue of $101,000 at August 31, 2000, consisted of renewal customer support fees of $79,000, training revenue of $16,000 and installation revenue of $6,000.

   Cost of Revenues

     Our cost of sales increased 18% to $155,000 for the three months ended August 31, 2000, up from $131,000 for the comparable period in 1999. The $24,000 increase was due to a $38,000 increase in service costs (installation, training and support) which were partially offset by a $14,000 decrease in royalty fees associated with our licensed courseware. Gross margin, as a percentage of total revenues for the quarters ended August 31, 2000 and 1999 was 68% and 67%, respectively.

     Our cost of sales increased 5% to $297,000 for the six months ended August 31, 2000 from $282,000 for the six months ended August 31, 1999. The $15,000 increase was attributable to a $31,000 increase in service costs which were primarily offset by a $16,000 decrease in licensed courseware royalty fees. Gross margin, as a percentage of total revenues for the six months ended August 31, 2000 and 1999 was 55% and 63%, respectively. Although certain variable costs such as royalties decreased as a result of fewer licensed courseware sales, there was not a significant decrease in our fixed cost of sales primarily because our staffing levels remained unchanged and installation and training expenses increased as additional personnel were trained at school sites across the country. The 8% decrease in our gross margin during the six months ended August 31, 2000 was primarily attributable to above-mentioned fixed costs being spread over lower service revenue.

     We expect our gross margin to increase in the future as our sales activity increases with the addition of five new sales representatives and as we introduce new proprietary products into the marketplace.

    Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses increased $196,000 or 204% for the three months ended August 31, 2000 compared to the three months ended August 31, 1999, and $497,000 or 244% for the six months ended August 31, 2000 compared to the six months ended August 31, 1999. The significant increases were entirely attributable to payroll and payroll-related costs (taxes, insurance, recruiting fees, travel, training, etc.) associated with the hiring of nine new direct sales representatives during the first quarter of the fiscal year and five more sales representatives during the quarter ended August 31, 2000. The Company's direct sales force presently stands at thirteen with coverage in twenty states. We expect our sales and marketing expenses to increase in the future as we broaden our market base and attract new customers.

     Research and Development Costs. Research and development costs decreased $14,000 or 8% for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999, and $142,000 or 45% for the six months ended August 31, 2000 as compared to the six months ended August 31, 1999. The decreases were the result of the Company capitalizing $235,000 and $340,000 of software development costs in the first and second quarters, respectively. The software development costs were capitalized in accordance with FAS86, Statement of Financial Accounting Standards No. 86. We anticipate completing our current software development and courseware enhancement projects by November 2000 and will begin amortization of such costs as the products become available for sale to our customers. We anticipate our research and development expenses will increase in the future as we complete development of our e-commerce web site, adapt all of our courseware for Internet delivery and continue to develop new products.

     General and Administrative Expenses. Our general and administrative expenses increased $71,000 or 55%, for the three months ended August 31, 2000 compared to the three months ended August 31, 1999, and $316,000 or 117% for the six months ended August 31, 2000 compared to the six months ended August 31, 1999. The increases reflect higher personnel costs associated with increased staffing requirements as well as increased legal, accounting and Securities and Exchange Commission filing fees. We expect our general and administrative expenses will increase as our business grows and we expand our staff and capital infrastructure and incur costs associated with being a public company.

   Operating Loss

     Loss from operations for the three months ended August 31, 2000 was $311,000, as compared to a loss of $131,000 for the three months ended August 31, 1999, and the loss from operations for the six months ended August 31, 2000 was $1,104,000 compared to a loss of $305,000 for the six months ended August
31, 1999. The losses were the result of the cumulative effect of the above-described factors. Loss from operations for the three months ended August 31, 2000 and 1999 include non-cash charges for asset depreciation and intangible asset amortization of $127,000 and $95,000, respectively. Loss from operations for the six months ended August 31, 2000 and 1999 include non-cash charges for asset depreciation and intangible asset amortization of $245,000 and $189,000, respectively.

   Other Income (Expense)

     Interest income for the three and six months ended August 31, 2000 increased $36,000 and $35,000, respectively, compared to the year ago levels as a result of the Company maintaining significantly higher cash balances in interest bearing accounts during the first and second quarters of the fiscal year. Interest expense of $72,000 for the three months ended August 31, 2000 increased $51,000, or 243%, from $21,000 for the same period in 1999. Interest expense of $130,000 for the six months ended August 31, 2000 increased $87,000 or 202% compared to the same period in 1999. The increases were attributable to our borrowing $4 million through the issuance of a convertible debenture.

   Net Loss

     As a result of the foregoing factors, we had a net loss of $347,000 for the three months ended August 31, 2000, as compared to a loss of $152,000 for the same period in 1999. Net loss for the six months ended August 31, 2000 was $1,162,000 compared to a net loss of $311,000 for the six months ended August 31, 1999.

Liquidity and Capital Resources

     Historically, we have financed our operations by borrowings under secured term loans, working capital lines of credit and loans from related parties. During the first quarter of the fiscal year, we completed a $4 million private placement of a 7% convertible debenture. The debenture is convertible into shares of our common stock at the lesser of $6.25 per share or 80% of the closing bid price of our common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion. Warrants to purchase up to 196,078 shares of our common stock at an exercise price of $5.31 were also issued to the institutional investor who purchased the debenture. The proceeds from the debenture after deducting commissions and legal fees amounted to $3,580,000 and are being used to expand our sales and marketing and product development staffs and for working capital purposes.

     Our cash position was $2,401,000 at August 31, 2000. Net cash used in operating activities for the six months ended August 31, 2000 was $558,000, as compared to $80,000 provided by operating activities during the same period in 1999. We used $661,000 for investing activities during the six months ended August 31, 2000 while no cash was provided by or used in investing activities during the six months ended August 31, 1999. Net cash flow provided to us from financing activities during the six months ended August 31, 2000 was $3,548,000, while $8,000 was used in financing activities during the six months ended August 31, 1999.

     Current and long-term debt of $4,021,000 at August 31, 2000 is composed of a $3,960,000 convertible debenture and capital lease obligations of $61,000. The leases have imputed interest rates ranging from 11% to 18% per annum and expire in 2005. A $16,000 note payable to a financial institution, bearing interest at a rate of 11% per annum was paid off during the first quarter of the fiscal year.

     As of August 31, 2000, we believe that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements will depend on a variety of factors, including market acceptance of our products and the resources we devote to developing, marketing, selling, and supporting our products. We plan to raise at least an additional $3.0 million of capital within the next six months through the sale of equity or debt securities as determined by our board of directors at their sole judgment. We currently plan to use the proceeds from the sale of our securities for continued implementation of our growth plan and working capital purposes.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          27 - Financial Data Schedule

(b)      Reports on Form 8-K

          The Company did not file any current reports on Form 8-K during the three months ended August 31, 2000.


 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WASATCH INTERACTIVE LEARNING CORPORATION
                                 (Registrant)



October 12, 2000                  /S/  Barbara J. Morris
                                  _________________________
                                 Chief Executive Officer, President and Director (Principal Executive Officer)



October 12, 2000                 /S/  Todd F. Brashear
                                 __________________________
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)