Form 10QSB
period 2000-11-30
WASATCH INTERACTIVE LEARNING CORP
filed 2001-01-16
CIK 917300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000

        [ ] TRANSITION REPORT PURSUANT TO 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission File No. 000-23180

                           --------------------------

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


        5250 South Commerce Drive, Suite 101, Salt Lake City, Utah 84107
        -----------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 261-1001

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[]

Number of shares of the registrant's $0.0001 par value common stock outstanding at November 30, 2000: 8,842,114.

Transitional Small Business Disclosure Format  Yes [  ]  No [X]

    WASATCH INTERACTIVE LEARNING CORPORATION
    FORM 10-QSB FOR THE QUARTERLY PERIOD ENDING NOVEMBER 30, 2000
    TABLE OF CONTENTS



    PART I                                                                                                PAGE
                                                                                                          ----

    Item     1.         Condensed Financial Statements
                        Balance Sheet as of November 30, 2000 (Unaudited)..............................      3
                        Statements of Operations  for the three and nine months ended November 30, 2000      4
                        and 1999 (Unaudited)...........................................................
                        Statements  of Cash Flows for the nine months ended  November 30, 2000 and 1999      5
                        (Unaudited)....................................................................
                        Notes to Condensed Financial Statements (Unaudited)............................    6-8
    Item     2.         Management's Discussion and Analysis or Plan of Operations.....................   9-13

    PART II

    Item     1.         Legal Proceedings..............................................................     13
    Item     2.         Changes in Securities..........................................................     13
    Item     3.         Defaults upon Senior Securities................................................     13
    Item     4.         Submission of Matters to a Vote of Security Holders............................     14
    Item     5.         Other Information..............................................................     14
    Item     6.         Exhibits and Reports on Form 8-K...............................................     14
    Signatures        .................................................................................     14


                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED BALANCE SHEET


                                                                      November 30, 2000
                                                                      -----------------
                                                                            (Unaudited)

                            ASSETS
                            ------

Current assets:
     Cash                                                                 $   1,807,000
     Receivables, net                                                           490,000
     Other                                                                       34,000
                                                                          -------------
                     Total current assets                                     2,331,000

Property and equipment, net                                                     191,000
License agreements, net                                                         375,000
Other intangibles, net                                                        1,261,000
                                                                          -------------

                         Total assets                                     $   4,158,000
                                                                          =============


            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

Current liabilities:
     Accounts payable                                                     $      80,000
     Accrued expenses                                                           342,000
     Deferred revenue                                                           128,000
     Current portion of long-term debt                                           25,000
                                                                          -------------
                  Total current liabilities                                     575,000

Long-term debt                                                                3,962,000
                                                                          -------------
                      Total liabilities                                       4,537,000
                                                                          -------------

Stockholders' deficit
     Common stock, $.0001 par value, 100,000,000 shares                           1,000
     authorized; 8,842,114 shares issued and outstanding
     Additional paid-in capital                                               4,450,000
     Stock subscription receivable                                             (209,000)
     Accumulated deficit                                                     (4,621,000)
                                                                          -------------
                 Total stockholders' deficit                                   (379,000)
                                                                          -------------

         Total liabilities and stockholders' deficit                      $   4,158,000
                                                                          =============

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS



                                                       Three Months       Three Months        Nine Months         Nine Months
                                                          Ended               Ended              Ended               Ended
                                                    November 30, 2000   November 30, 1999  November 30, 2000   November 30, 1999
                                                    -----------------   -----------------  -----------------   -----------------
                                                        (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)


Net sales                                                $  465,000         $  359,000        $  1,118,000        $  1,125,000
Cost of sales                                               225,000            121,000             522,000             403,000
                                                         ----------         ----------        ------------        ------------
                 Gross profit                               240,000            238,000             596,000             722,000

Operating expenses:
     Sales and marketing                                    322,000             78,000           1,023,000             282,000
     Research and development                               159,000            129,000             334,000             445,000
     General and administrative                             368,000            119,000             952,000             388,000
                                                         ----------         ----------        ------------        ------------
                                                            849,000            326,000           2,309,000           1,115,000
                                                         ----------         ----------        ------------        ------------

             Loss from operations                          (609,000)           (88,000)         (1,713,000)           (393,000)

Other income (expense):
     Interest income                                         31,000            (37,000)            103,000                  --
     Interest expense                                       (96,000)           (18,000)           (226,000)            (61,000)
                                                         ----------         ----------        ------------        ------------

    Loss before provision for income taxes                 (674,000)          (143,000)         (1,836,000)           (454,000)

Income taxes                                                 (1,000)            (1,000)             (1,000)             (1,000)
                                                         ----------         ----------        ------------        ------------

                   Net loss                              $ (675,000)        $ (144,000)       $ (1,837,000)       $   (455,000)
                                                         ==========         ==========        ============        ============

Net loss per share - basic and diluted                   $     (.08)        $     (.04)       $       (.24)       $       (.13)

Weighted average common shares -basic and                 7,954,000          3,375,000           7,760,000           3,375,000
diluted

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months           Nine Months
                                                                                     Ended                 Ended
                                                                                November 30, 2000     November 30, 1999
                                                                                -----------------     -----------------
                                                                                   (Unaudited)            (Unaudited)


Cash flows from operating activities:
     Net loss                                                                     $  (1,837,000)          $  (455,000)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                                 375,000               283,000
          Gain on disposition of assets                                                      --                (1,000)
          Common stock issued for services                                              137,000                    --
          (Increase) decrease in:
             Receivables                                                                402,000               142,000
             Other assets                                                                21,000                    --
          Increase (decrease) in:
             Accounts payable                                                            22,000               (22,000)
             Accrued expenses                                                            58,000               260,000
             Deferred revenue                                                            50,000               (44,000)
                                                                                  -------------           -----------
     Net cash provided by (used in) operating activities                               (772,000)              163,000

Cash flows from investing activities:
     Software development                                                              (941,000)                   --
     Purchase of property and equipment                                                 (91,000)               (8,000)
                                                                                  -------------           -----------
     Net cash used in investing activities                                           (1,032,000)               (8,000)

Cash flows from financing activities:
     Cash overdraft                                                                          --               (15,000)
     Proceeds from notes payable                                                             --                83,000
     Proceeds from issuance of stock                                                         --               120,000
     Proceeds from long-term debt                                                     3,580,000                    --
     Payments on long-term debt                                                         (41,000)             (111,000)
                                                                                  -------------           -----------
     Net cash provided by financing activities                                        3,539,000                77,000
                                                                                  -------------           -----------

Net increase in cash                                                                  1,735,000               232,000
Cash, beginning of period                                                                72,000                    --
                                                                                  -------------           -----------
Cash, end of period                                                               $   1,807,000           $   232,000
                                                                                  =============           ===========

Non-cash investing and financing activities:

During the nine months ended November 30, 2000, the Company;
     * converted debt totaling $101,000 into equity through the issuance of 423,213 shares of the Company's common stock;
     * issued 250,000 shares of the Company's common stock in exchange for a note receivable in the amount of $125,000;
     * incurred expenses of $420,000 that were deducted from the proceeds of a convertible debenture issued on March 16, 2000;
     *   acquired equipment totaling $46,000 in exchange for a lease payable.

During the nine months ended November 30, 1999, the Company acquired equipment totaling $35,000 in exchange for a lease payable.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, the statements do not contain all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statement presentation. However, in the opinion of Management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of financial position, have been included in the accompanying unaudited financial statements of Wasatch Interactive Learning Corporation (the "Company") at November 30, 2000, and the results of operations for the three and nine month periods ended November 30, 2000 and 1999 and cash flows for the nine month periods ended November 30, 2000 and 1999. The results of operations for the three and nine month periods ended November 30, 2000 and 1999 or for any other interim period are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. It is suggested that these financial statements and related notes be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.

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

     The statements of operations for the three and nine month periods ended November 30, 1999 and cash flows for the nine month period ended November 30, 1999 are presented on the assumption that acquisition of WILC-Utah by WILC occurred March 1, 1998. Because the shares issued in the acquisition of WILC-Utah represent control of the total shares of WILC's common stock issued and outstanding immediately following the acquisition, WILC-Utah is deemed for financial reporting purposes to have acquired WILC in a reverse acquisition. The business combination has been accounted for as a recapitalization of WILC giving effect to the acquisition of 100% of the outstanding common shares of WILC-Utah. The surviving entity reflects the assets and liabilities of WILC and WILC-Utah at their historical book value and the historical operations of the Company is that of WILC-Utah. The issued common stock is that of WILC and the accumulated deficit is that of WILC-Utah. The statements of operations is that of the Company (WILC) for the three and nine month periods ended November 30, 2000 and that of WILC-Utah for the three and nine-month periods ended November 30, 1999. Separate breakout of operations for WILC for the three and nine month periods ended November 30, 1999 have not been presented, as the amounts not related to WILC-Utah are immaterial.

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

Revenue Recognition

     Wasatch Interactive Learning Corporation derives its revenue from the licensing of educational courseware. The Company also generates revenue from fees charged for installation, training, renewal and customer support services. Courseware revenue is recognized when the software is shipped, collectibility is probable, and there are no significant obligations remaining. Installation and training revenue is generally recognized when installation and training is complete, which normally occurs within 30 days after product shipment. Renewal fee (customer support) revenue is recognized ratably over a 12-month contractual period.

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

2.  LONG TERM DEBT

     Long-term debt at November 30, 2000 consists of a $3,899,000 convertible debenture issued to one institutional investor due March 16, 2003. The debenture bears an interest rate of 7% per annum with interest payable quarterly. The debenture is convertible with certain limitations, into shares of the Company's common stock at the lesser of $6.25 per share or 80% of the closing bid price of the Company's common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion. The convertible debenture was originally issued in the amount of $4 million on March 16, 2000, however, during the nine months ended November 30, 2000, $101,000 of debenture debt was converted into 423,213 shares of the Company's common stock.

     Long-term debt (including current maturities thereof), at November 30, 2000 also includes $88,000 of capital lease obligations. The terms of the leases include options to purchase the equipment at the end of the lease period, and have imputed interest rates ranging from 11% to 18%.

3.  STOCKHOLDERS' EQUITY

     Basic earnings  (loss) per common share are computed by dividing net income
(loss) by the weighted average number of common shares outstanding during each reporting period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during each reporting period plus the common stock equivalents, which would arise from the exercise of stock options and warrants outstanding using the treasury stock method. Common stock equivalents are not included in the computation of diluted earnings per share when their effect is antidilutive. At November 30, 2000, the Company had 895,000 employee stock options outstanding with an exercise price of $.40 per share, and 3,259,412 warrants outstanding with exercise prices ranging from $5.31 to $28 per share. Diluted shares issued upon exercise of outstanding stock options and warrants and inclusion of additional common shares assuming the conversion of the $3,899,000 convertible debenture for the three and nine month periods ended November 30, 2000 were excluded as they were antidulitve because of the net loss incurred during the periods. In as much as the Company did not have any common stock equivalents outstanding during the three and nine-month periods ended November 30, 1999, diluted earnings per share have not been calculated.

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

     Statements made by the Company concerning future financial results, increased sales and gross margin performance, its ability to grow rapidly and expand its marketing and sales efforts nationwide, the introduction of new products and services for school and home usage, the effectiveness of the Company's products, online delivery of its products and instructional management system by Spring 2001 are all forward-looking statements that involve risks and uncertainties. These risks and uncertainties include the Company's ability to market its products and services both online and offline, the timely development and acceptance of the new products and services, the impact of competitive products and pricing, the timely funding of school budgets, customer payments to the Company and other risks contained from time to time in the Company's SEC reports.

Overview

     The Company develops, markets, and sells curriculum-based educational courseware and related services to schools, school districts, and adult education sites located in the United States. Our comprehensive courseware library includes over 1,400 hours of instruction addressing the curriculum objectives for grades K-8, adult basic education, and GED preparation. The subject areas covered include reading, writing, mathematics, science, social studies, self-esteem, conflict resolution, and life and job skills. All of our products have been integrated under our Internet-compatible courseware management system, which allows the delivery of our courseware on local area and wide area networks, by a teacher on a demonstration teaching station, or in a computer laboratory setting. Our courseware management system also provides for the monitoring of student progress, tracks time-on-task, assigns courseware, and prints progress reports.

     We are currently completing the final phase of testing our comprehensive reading and math programs for cross-platform and online delivery. The Company also launched the first two phases of its new e-commerce web site, "wilearn.com" during the quarter. We anticipate completing the final phase of our web site by Spring 2001. Once complete, our new web site will offer two levels of subscription for online delivery of our educational software, interactive demos, and will highlight our comprehensive offering. By Spring 2001, we expect that virtually all of our products will be Internet-deliverable and available for purchase from our e-commerce web site.

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

     Licensed courseware. Licensed courseware includes six suites entitled, "Beginning Reading," "Projects for the Real World K-3," "Projects for the Real World 4-8," "Basic Skills," "Job Skills," and "Windows Instructional Management System." Wasatch Education Systems Corporation "WESC" originally developed this courseware, and we have the exclusive license to sell these products in the education market. We have enhanced these products during the last three years, updating the products to run on Microsoft's Windows 95, 98, and NT operating systems. Under our license agreement with WESC, we own these enhanced products. The majority of our revenues over the last three years have been generated from the sale of WESC licensed courseware. Prior to March 1, 2000, we were required to pay WESC a royalty based on 10% of net sales of licensed courseware. Subsequent to March 1, 2000, we are required to pay WESC a royalty based on 2.5% of our net licensed courseware sales.

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

Comparison of the Three and Nine-Month Periods Ended November 30, 2000 and 1999

   Revenues

     Our total sales revenue increased $106,000, or 30%, for the three months ended November 30, 2000 compared to the same period in 1999. The growth in revenue was attributable to an increase in sales of our proprietary courseware and service revenue of $249,000 and $20,000, respectively, which was offset by a $163,000 decrease in sales of our licensed courseware. The favorable growth in sales revenue during the quarter was attributable to increased marketing efforts by the Company's expanded sales force.

     Our total sales revenue of $1,118,000 for the nine months ended November 30, 2000 decreased $7,000, or 1%, from $1,125,000 for the nine months ended November 30, 1999. The decrease was due to a $291,000 reduction in sales of our licensed courseware and a $112,000 reduction in service revenue, which was partially offset by a $396,000 increase in sales of our proprietary courseware. The decrease in revenue during the nine months ended November 30, 2000 was also attributable to the Company concentrating its efforts on recruiting, hiring and training a total of fourteen new direct sales representatives during the first and second quarters. The Company continues to evaluate its sales and marketing needs and may increase its direct sales force in the future as market opportunities materialize. The Company still anticipates that its sales performance will continue to improve in the future as our direct sales representatives become more productive.

      Our deferred revenue of $128,000 at November 30, 2000, consists of renewal customer support fees of $64,000, training revenue of $41,000 and installation revenue of $23,000.

   Cost of Revenues

     Our cost of sales increased 86% to $225,000 for the three months ended November 30, 2000, up from $121,000 for the comparable period in 1999. The $104,000 increase was due to a $67,000 increase in service costs (installation, training and support) and a $37,000 increase in royalty fees associated with our licensed courseware. The increase in royalty fees during the quarter was specifically attributable to the Company amortizing $45,000 of pre-paid royalty fees it had previously capitalized in exchange for reduced future royalties. Gross margin, as a percentage of total revenues for the quarters ended November 30, 2000 and 1999 was 52% and 66%, respectively.

     Our cost of sales increased 30% to $522,000 for the nine months ended November 30, 2000 from $403,000 for the nine months ended November 30, 1999. The $119,000 increase was attributable to a $101,000 increase in service costs and an $18,000 increase in licensed courseware royalty fees. Service costs increased as a result of the Company adding one full-time customer support/trainer in the second quarter as well as a greater number of personnel were trained at school sites across the country. Gross margin, as a percentage of total revenues for the nine months ended November 30, 2000 and 1999 was 53% and 64%, respectively. The 11% decrease in our gross margin during the nine months ended November 30, 2000 was primarily attributable to the increased above-mentioned fixed and variable costs being spread over slightly lower sales revenue.

     We expect our gross margin to increase in the future as our sales activity increases with the addition of the new sales representatives and as we introduce new proprietary products into the marketplace.

    Operating Expenses

     Sales and Marketing Expenses. Sales and marketing expenses increased $244,000 or 313% for the three months ended November 30, 2000 compared to the three months ended November 30, 1999, and $741,000 or 263% for the nine months ended November 30, 2000 compared to the nine months ended November 30, 1999. The significant increases were entirely attributable to payroll and payroll-related costs (taxes, insurance, recruiting fees, travel, training, etc.) associated with the hiring of fourteen new direct sales representatives during the first and second quarters of the fiscal year. The Company's direct sales force presently stands at twelve with coverage in twenty states. We expect our sales and marketing expenses to increase in the future as we broaden our market base and attract new customers.

     Research and Development Costs. Research and development costs increased $30,000 or 23% for the three months ended November 30, 2000 as compared to the three months ended November 30, 1999. The increase was attributable to the development of the Company's e-commerce web site. Research and development costs for the nine months ended November 30, 2000 decreased $111,000 or 25% as compared to the nine months ended November 30, 1999. The decrease was primarily the result of the Company capitalizing $367,000 of software development costs in the third quarter and $575,000 in the first and second quarters. The software development costs were capitalized in accordance with FAS86, "Statement of
Financial Accounting Standards No. 86." Management continually evaluates the economic recoverability of our capitalized intangible software costs based on technological feasibility, market acceptance and sales recoverability. We anticipate completing our current software development and courseware enhancement projects by January 2001 and will begin amortization of such costs as the products become available for sale to our customers. We anticipate our research and development expenses will increase in the future as we complete development of our e-commerce web site, adapt all of our courseware for Internet delivery and continue to develop new products.

     General and Administrative Expenses. Our general and administrative expenses increased $249,000 or 209%, for the three months ended November 30, 2000 compared to the three months ended November 30, 1999, and $564,000 or 145% for the nine months ended November 30, 2000 compared to the nine months ended November 30, 1999. The increases reflect higher personnel costs associated with increased staffing requirements as well as increased legal, accounting and Securities and Exchange Commission filing fees. We expect our general and administrative expenses will increase as our business grows and we expand our staff and capital infrastructure and incur costs associated with being a public company.

   Operating Loss

     Loss from operations for the three months ended November 30, 2000 was $609,000, as compared to a loss of $88,000 for the three months ended November 30, 1999, and the loss from operations for the nine months ended November 30, 2000 was $1,713,000 compared to a loss of $393,000 for the nine months ended November 30, 1999. The losses were the result of the cumulative effect of the above-described factors. Loss from operations for the three months ended November 30, 2000 and 1999 include non-cash charges for asset depreciation and intangible asset amortization of $130,000 and $94,000, respectively. Loss from operations for the nine months ended November 30, 2000 and 1999 include non-cash charges for asset depreciation and intangible asset amortization of $375,000 and $283,000, respectively.

   Other Income (Expense)

     Interest income for the three months ended November 30, 2000 increased $68,000 compared to the three months ended November 30, 1999 as a result of the Company making certain reclassifications to the 1999 interest income account in order to conform it with the 2000 presentation. Interest income for the nine months ended November 30, 2000 increased $103,000 compared to the year ago level as a result of the Company maintaining significantly higher cash balances in interest bearing accounts during the first, second and third quarters of the fiscal year. Interest expense of $96,000 for the three months ended November 30, 2000 increased $78,000, or 433%, from $18,000 for the same period in 1999. Interest expense of $226,000 for the nine months ended November 30, 2000 increased $165,000 or 270% compared to the same period in 1999. The increases were attributable to our borrowing $4 million through the issuance of a convertible debenture.

   Net Loss

     As a result of the foregoing factors, we had a net loss of $675,000 for the three months ended November 30, 2000, as compared to a loss of $144,000 for the same period in 1999. Net loss for the nine months ended November 30, 2000 was $1,837,000 compared to a net loss of $455,000 for the nine months ended November 30, 1999.

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

     Our cash position was $1,807,000 at November 30, 2000. Net cash used in operating activities for the nine months ended November 30, 2000 was $772,000, as compared to $163,000 provided by operating activities during the same period in 1999. We used $1,032,000 for investing activities during the nine months ended November 30, 2000 as compared to $8,000 during the nine months ended November 30, 1999. Net cash flow provided to us from financing activities during the nine months ended November 30, 2000 was $3,539,000, while $77,000 was provided to us by financing activities during the nine months ended November 30, 1999.

     Current and long-term debt of $3,987,000 at November 30, 2000 is composed of a $3,899,000 convertible debenture and capital lease obligations of $88,000. The leases have imputed interest rates ranging from 11% to 18% per annum and expire in 2005. A $16,000 note payable to a financial institution, bearing interest at a rate of 11% per annum was paid off during the first quarter of the fiscal year.

     Our future capital requirements will depend on a variety of factors, including market acceptance of our products and the resources we devote to developing, marketing, selling, and supporting our products.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal or administrative proceedings.

ITEM 2.  CHANGES IN SECURITIES

     Recent Sales of Unregistered Securities:

     On November 6, 2000, and in connection with registrant entering into an investor relations consulting agreement, the registrant authorized up to an aggregate of 250,000 shares of its common stock to the Company's investor relations firm in exchange for a $125,000 promissory note. The promissory note bears interest at a rate of 6.15% annually and matures on November 6, 2003. There were no underwriters involved in the transaction and the registrant believes that the securities were issued in a transaction not involving a public offering in reliance upon the exemption from registration provided by Section 4
(2) of the Securities Act of 1933, as amended.

     On November 30, 2000, the registrant issued an aggregate of 511,589 shares of its common stock to the Founders of the Company pursuant to anti-dilution provisions contained in their respective employment agreements for no additional cash paid by said employees. There were no underwriters involved in the transaction and the registrant believes that the securities were issued in a transaction not involving a public offering in reliance upon the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              None

(b)      Reports on Form 8-K

                The Company did not file any current reports on Form 8-K during the three months ended November 30, 2000.


 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WASATCH INTERACTIVE LEARNING CORPORATION
                                 (Registrant)



January 15, 2001                 /S/  Barbara J. Morris
                                 ----------------------
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)



January 15, 2001                 /S/  Todd F. Brashear
                                 ---------------------
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)