Form 10QSB/A
period 2000-11-30
WASATCH INTERACTIVE LEARNING CORP
filed 2001-01-30
CIK 917300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------

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

                          Commission File No. 000-23180

                           --------------------------

                    WASATCH INTERACTIVE LEARNING CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Washington                                  91-1253514
   -----------------------------------      ------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
  incorporation or organization)


        5250 South Commerce Drive, Suite 101, Salt Lake City, Utah 84107
        ----------------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (801) 261-1001

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Number of shares of the registrant's $0.0001 par value common stock outstanding at November 30, 2000: 8,842,114.

Transitional Small Business Disclosure Format  Yes [  ]  No [X]

    WASATCH INTERACTIVE LEARNING CORPORATION
    FORM 10-QSB FOR THE QUARTERLY PERIOD ENDING NOVEMBER 30, 2000
    TABLE OF CONTENTS



    PART I                                                                                                 PAGE
                                                                                                           ----

    Item     1.         Condensed Financial Statements
                        Balance Sheet as of November 30, 2000 (Unaudited)...............................     3
                        Statements of Operations  for the three and nine months ended November 30, 2000      4
                        and 1999 (Unaudited)............................................................
                        Statements  of Cash Flows for the nine months ended  November 30, 2000 and 1999      5
                        (Unaudited).....................................................................
                        Notes to Condensed Financial Statements (Unaudited).............................   6-8
    Item     2.         Management's Discussion and Analysis or Plan of Operations......................  9-13

    PART II

    Item     1.         Legal Proceedings...............................................................    13
    Item     2.         Changes in Securities...........................................................    13
    Item     3.         Defaults upon Senior Securities.................................................    14
    Item     4.         Submission of Matters to a Vote of Security Holders.............................    14
    Item     5.         Other Information...............................................................    14
    Item     6.         Exhibits and Reports on Form 8-K................................................    14
    Signatures        ..................................................................................    15



                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED BALANCE SHEET

                                                               November 30, 2000
                                                               -----------------
                                                                 (Unaudited)

                            ASSETS
                            ------

Current assets:
     Cash                                                           $ 1,807,000
     Receivables, net                                                   490,000
     Other                                                               34,000
                                                                    -----------
                     Total current assets                             2,331,000

Property and equipment, net                                             191,000
License agreements, net                                                 375,000
Other intangibles, net                                                1,261,000
                                                                    -----------

                         Total assets                               $ 4,158,000
                                                                    ===========


            LIABILITIES AND STOCKHOLDERS' DEFICIT
            -------------------------------------

Current liabilities:
     Accounts payable                                               $    80,000
     Accrued expenses                                                   342,000
     Deferred revenue                                                   128,000
     Current portion of long-term debt                                   25,000
                                                                    -----------
                  Total current liabilities                             575,000

Long-term debt                                                        3,962,000
                                                                    -----------
                      Total liabilities                               4,537,000
                                                                    -----------

Stockholders' deficit
     Common stock, $.0001 par value, 100,000,000 shares                   1,000
     authorized; 8,842,114  shares issued and outstanding
     Additional paid-in capital                                       4,450,000
     Stock subscription receivable                                     (209,000)
     Accumulated deficit                                             (4,621,000)
                                                                    -----------
                 Total stockholders' deficit                           (379,000)
                                                                    -----------

         Total liabilities and stockholders' deficit                $ 4,158,000
                                                                    ===========

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS


                                                      Three Months       Three Months        Nine Months         Nine Months
                                                         Ended               Ended              Ended               Ended
                                                     November 30, 2000   November 30, 1999  November 30, 2000   November 30, 1999
                                                     -----------------   -----------------  -----------------   -----------------
                                                       (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)


Net sales                                               $   465,000        $   359,000        $  1,118,000        $  1,125,000
Cost of sales                                               225,000            121,000             522,000             403,000
                                                        -----------        -----------        ------------        ------------
                 Gross profit                               240,000            238,000             596,000             722,000

Operating expenses:
     Sales and marketing                                    322,000             78,000           1,023,000             282,000
     Research and development                               159,000            129,000             334,000             445,000
     General and administrative                             368,000            119,000             952,000             388,000
                                                        -----------        -----------        ------------        ------------
                                                            849,000            326,000           2,309,000           1,115,000
                                                        -----------        -----------        ------------        ------------

             Loss from operations                          (609,000)           (88,000)         (1,713,000)           (393,000)

Other income (expense):
     Interest income                                         31,000            (37,000)            103,000                  --
     Interest expense                                       (96,000)           (18,000)           (226,000)            (61,000)
                                                        -----------        -----------        ------------        ------------

    Loss before provision for income taxes                 (674,000)          (143,000)         (1,836,000)           (454,000)

Income taxes                                                 (1,000)            (1,000)             (1,000)             (1,000)
                                                        -----------        -----------        ------------        ------------

                   Net loss                             $  (675,000)       $  (144,000)       $ (1,837,000)       $   (455,000)
                                                        ===========        ===========        ============        ============

Net loss per share - basic and diluted                        $(.08)             $(.04)              $(.24)              $(.13)

Weighted average common shares -basic and                 7,954,000          3,375,000           7,760,000           3,375,000
diluted


WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months           Nine Months
                                                                                     Ended                 Ended
                                                                                November 30, 2000     November 30, 1999
                                                                                -----------------     -----------------
                                                                                   (Unaudited)           (Unaudited)


Cash flows from operating activities:
     Net loss                                                                     $ (1,837,000)           $ (455,000)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                                375,000               283,000
          Gain on disposition of assets                                                     --                (1,000)
          Common stock issued for services                                             137,000                    --
          (Increase) decrease in:
             Receivables                                                               402,000               142,000
             Other assets                                                               21,000                    --
          Increase (decrease) in:
             Accounts payable                                                           22,000               (22,000)
             Accrued expenses                                                           58,000               260,000
             Deferred revenue                                                           50,000               (44,000)
                                                                                  ------------            ----------
     Net cash provided by (used in) operating activities                              (772,000)              163,000

Cash flows from investing activities:
     Software development                                                             (941,000)                   --
     Purchase of property and equipment                                                (91,000)               (8,000)
                                                                                  ------------            ----------
     Net cash used in investing activities                                          (1,032,000)               (8,000)

Cash flows from financing activities:
     Cash overdraft                                                                         --               (15,000)
     Proceeds from notes payable                                                            --                83,000
     Proceeds from issuance of stock                                                        --               120,000
     Proceeds from long-term debt                                                    3,580,000                    --
     Payments on long-term debt                                                        (41,000)             (111,000)
                                                                                  ------------            ----------
     Net cash provided by financing activities                                       3,539,000                77,000
                                                                                  ------------            ----------

Net increase in cash                                                                 1,735,000               232,000
Cash, beginning of period                                                               72,000                    --
                                                                                  ------------            ----------
Cash, end of period                                                               $  1,807,000            $  232,000
                                                                                  ============            ==========

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

     On November 30, 2000, the registrant issued an aggregate of 511,589 shares of its common stock to Barbara Morris and Carol Loomis (the "founders"), without payment of additional consideration, pursuant to the anti-dilution provision contained in their respective employment agreements, as amended by agreements dated November 8, 2000 (the "Amendments"), copies of which are filed herewith as Exhibits. The Company has paid any income tax due by the founders in respect of such issuance. There were no underwriters involved in the transaction. The issuance of the shares was not a public offering and was exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended. In the event the holder of the Company's convertible debenture in the principal amount of $3,899,000 (the "Debenture") converts the Debenture into shares of Common Stock, additional shares will be issuable to the founders under the founders' employment agreements, as amended by the Amendments. Pursuant to an agreement dated December 19, 2000 with the holder of the Debenture, a copy of which is filed as an Exhibit hereto, the Company agreed to make a monthly payment of $50,000 in respect of the Debenture, to be applied first to accrued interest and then to principal, and the holder of the Debenture agreed to a halt in its conversion of the Debenture until April 30, 2000 and thereafter to limit the amounts of the Debenture that can be converted each month into Common Stock.

     In addition, pursuant to the Amendments, Registrant cancelled the outstanding options of the founders and issued new options at $.40 per share, subject to the vesting schedule set forth in the Amendments. Registrant has also cancelled outstanding options of other employees and issued new options. At the date hereof, subject to applicable vesting provisions, there are outstanding options for the purchase of 895,000 shares of Registrant's common stock at $.40 per share outstanding, of which options for the purchaser of 350,000 shares are held by each of the founders and the balance are held by other of Registrant's employees.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              10.1 Amendment to Employment Agreement dated January 17, 2000 between the registrant and Barbara Morris dated November 8, 2000.

              10.2 Amendment to Employment Agreement dated January 17, 2000 between the registrant and Carol Loomis dated November 8, 2000.

              10.3 Letter Amendment to Securities Purchase Agreement and 7% Convertible Debenture Agreement dated March 16, 2000 between the registrant and Brock Road, LLC dated December 19, 2000.

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

                                 WASATCH INTERACTIVE LEARNING CORPORATION
                                 (Registrant)



January 30, 2001                 /S/  Barbara J. Morris
                                 ----------------------
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)



January 30, 2001                 /S/  Todd F. Brashear
                                 ---------------------
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)