Form 10QSB/A
period 2000-05-31
WASATCH INTERACTIVE LEARNING CORP
filed 2001-02-21
CIK 917300

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                  FORM 10-QSB/A

                                 Amendment No. 2

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

     WASATCH INTERACTIVE LEARNING CORPORATION
     FORM 10-QSB/A No.2 FOR THE QUARTERLY PERIOD ENDING MAY 31, 2000 TABLE OF CONTENTS


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
                                                                                        ------------


----------------------------------------------------------------------------------------------------

                  Liabilities and Stockholders' Equity
Current liabilities:
          Accounts payable                                                              $    108,000
          Accrued expenses                                                                   196,000
          Income tax payable                                                                   1,000
          Deferred revenue                                                                    69,000
          Current portion of long-term debt                                                   15,000
                                                                                        ------------
                                    Total current liabilities                                389,000
Long-term debt                                                                             3,021,000
                                                                                        ------------
                                    Total liabilities                                      3,410,000
                                                                                        ------------

Stockholders' equity:
          Common stock, $.0001, par value, 100,000,000 shares authorized;
              7,657,312 shares issued and outstanding                                          1,000
          Additional paid-in capital                                                       6,088,000
          Stock subscription receivable                                                      (84,000)
          Accumulated deficit                                                             (4,563,000)
                                                                                        ------------
                                    Total stockholders' equity                             1,442,000
                                                                                        ------------
                                                                                        $  4,852,000
                                                                                        ------------


----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF OPERATIONS


                                                                           Three Months Ended May 31,
----------------------------------------------------------------------------------------------------

                                                                            2000                1999
                                                                       -----------------------------
                                                                      (Unaudited)        (Unaudited)

Net sales                                                             $   161,000         $  371,000
Cost of sales                                                             140,000            150,000
                                                                       -----------------------------
                            Gross profit                                   21,000            221,000
                                                                       -----------------------------
Operating expenses:
          Sales and marketing                                             410,000            108,000
          Research and development                                         20,000            147,000
          General and administrative                                      384,000            139,000
                                                                       -----------------------------
                                                                          814,000            394,000
                                                                       -----------------------------

                           Loss from operations                          (793,000)          (173,000)

Other income (expense):
          Interest income                                                  36,000                 --
          Interest expense                                             (1,022,000)           (21,000)
                                                                       -----------------------------
                            Loss before benefit for
                                income taxes                           (1,779,000)          (194,000)

Benefit for income taxes                                                       --                 --
                                                                       -----------------------------
                            Net loss                                  $(1,779,000)        $ (194,000)
                                                                       -----------------------------
Net loss per share - basic and diluted                                $      (.23)        $     (.06)
                                                                       -----------------------------
Weighted average common shares - basic and diluted                      7,658,000          3,375,000
                                                                       -----------------------------


----------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended May 31,
----------------------------------------------------------------------------------------------------

                                                                            2000           1999
                                                                      ------------------------------
                                                                       (Unaudited)     (Unaudited)

Cash flows from operating activities:

   Net loss                                                          $ (1,779,000)  $    (194,000)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                     118,000          94,000
        Amortization of debenture beneficial conversion feature           964,000              --
        Common stock issued for services                                    5,000              --
        (Increase) decrease in:
           Receivables                                                    734,000          71,000
         Increase (decrease) in:
           Accounts payable                                                50,000          (6,000)
           Accrued expenses                                               (87,000)        102,000
           Deferred revenue                                                (9,000)        (57,000)
                                                                     ----------------------------
              Net cash provided by (used in)
              operating activities                                         (4,000)         10,000
                                                                     ----------------------------
Cash flows from investing activities:
 Software development                                                    (235,000)             --
 Purchases of property and equipment                                      (63,000)             --
                                                                     ----------------------------

              Net cash provided by (used in)
              Investing activities                                       (298,000)             --
                                                                     ----------------------------
Cash flows from financing activities:
   Cash overdraft                                                              --          28,000
   Payments on long-term debt                                             (24,000)        (38,000)
   Proceeds from long-term debt                                         3,580,000              --
                                                                     ----------------------------
              Net cash provided by (used in)
              financing activities                                      3,556,000         (10,000)
                                                                     ----------------------------
Net increase in cash                                                    3,254,000              --
Cash, beginning of period                                                  72,000              --
                                                                     ----------------------------
Cash, end of period                                                  $  3,326,000   $          --
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

2.  LONG TERM DEBT

     On March 16, 2000, the Company issued to one institutional investor, a $4 million convertible debenture along with warrants to purchase up to 196,078 shares of the Company's common stock at an exercise price of $5.31 per share. The debenture matures on March 16, 2003 and bears an interest rate of 7% per annum with interest payable quarterly. The debenture is convertible with certain limitations, into shares of the Company's common stock at the lesser of $6.25 per share or 80% of the closing bid price of the Company's common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion. The Company realized $3,580,000 in net proceeds from the sale of the debenture. Under the terms of an agreement with a major shareholder, the Company paid a $100,000 commission to the shareholder for their assistance in obtaining the debenture financing.

     In accordance with the Financial Accounting Standards Board Emerging Issues Task Force (EITF) statement number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company allocated $1,500,000 of value to the beneficial conversion feature of the convertible debenture. The beneficial conversion feature of the debenture is being amortized to interest expense over the period from the date of issuance (March 16, 2000) to the date of earliest conversion (July 5, 2000) using the effective yield method. The Company also allocated $496,000 of the debenture to the detachable warrants in accordance with Accounting Principles Bulletin (APB) number 14. The value ascribed to the detachable warrants is being amortized to interest expense over the life of the debenture using the effective yield method.

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

   Other Income (Expense)

     Interest income increased $36,000 for the three months ended May 31, 2000 compared to the year ago level as a result of the Company maintaining significantly higher cash balances in interest bearing accounts during the quarter. Interest expense of $1,022,000 for the three months ended May 31, 2000 increased $1,001,000, or 4,767%, from $21,000 for the same period in 1999. The increase was attributable to our borrowing $4 million through the issuance of a convertible debenture with detachable warrants. Interest expense for the three months ended May 31, 2000, includes a non-cash charge of $934,000 attributable to amortization of the beneficial conversion feature of the convertible debenture as well as $30,000 attributable to amortization of the detachable warrants.

   Net Loss

     As a result of the foregoing factors, we had a net loss of $1,779,000 for the three months ended May 31, 2000, as compared to a loss of $194,000 for the same period in 1999.

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

     Current and long-term debt of $3,036,000 at May 31, 2000 is composed of a $4 million convertible debenture and capital lease obligations of $68,000. The leases have imputed interest rates ranging from 11% to 18% per annum and expire in 2005. A $16,000 note payable to a financial institution, bearing interest at a rate of 11% per annum and maturing on April 30, 2000 was paid off during the quarter ended May 31, 2000.

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


                                 WASATCH INTERACTIVE LEARNING CORPORATION
                                 (Registrant)



February 20, 2001                /S/  Barbara J. Morris
                                 ----------------------
                                 Chief Executive Officer, President and Director
                                 (Principal Executive Officer)



February 20, 2001                /S/  Todd F. Brashear
                                 ---------------------
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)