Form 10QSB/A
period 2000-08-31
WASATCH INTERACTIVE LEARNING CORP
filed 2001-02-21
CIK 917300

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            _________________________

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

WASATCH INTERACTIVE LEARNING CORPORATION
FORM 10-QSB/A No.1 FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 2000 TABLE OF CONTENTS


    PART I                                                                                               PAGE

    Item     1.         Condensed Financial Statements
                        Balance Sheet as of August 31, 2000 (Unaudited)...............................       3
                        Statements  of  Operations  for the three and six months  ended August 31, 2000      4
                        and 1999 (Unaudited)..........................................................
                        Statements  of Cash Flows for the six  months  ended  August 31,  2000 and 1999      5
                        (Unaudited)...................................................................
                        Notes to Condensed Financial Statements (Unaudited)...........................      6-9
    Item     2.         Management's Discussion and Analysis or Plan of Operations....................      9-13

    PART II

    Item     1.         Legal Proceedings.............................................................       13
    Item     2.         Changes in Securities.........................................................       13
    Item     3.         Defaults upon Senior Securities...............................................       13
    Item     4.         Submission of Matters to a Vote of Security Holders...........................       13
    Item     5.         Other Information.............................................................       13
    Item     6.         Exhibits and Reports on Form 8-K..............................................       14
    Signatures          ..............................................................................       14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED BALANCE SHEET

                                                                                                  August 31, 2000
                                                                                                      (Unaudited)

                            ASSETS

Current assets:
     Cash                                                                                             $ 2,401,000
     Receivables, net                                                                                     471,000
     Other                                                                                                 91,000
                                                                                                      -----------
                     Total current assets                                                               2,963,000

Property and equipment, net                                                                               168,000
License agreements, net                                                                                   450,000
Other intangibles, net                                                                                    931,000
                                                                                                      -----------
                         Total assets                                                                 $ 4,512,000
                                                                                                      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $  103,000
     Accrued expenses                                                                                     184,000
     Deferred revenue                                                                                     101,000
     Current portion of long-term debt                                                                     24,000
                                                                                                      -----------
                  Total current liabilities                                                               412,000

Long-term debt                                                                                          3,566,000
                                                                                                      -----------
                      Total liabilities                                                                 3,978,000
                                                                                                      -----------
Stockholders' equity
     Common stock, $.0001 par value, 100,000,000 shares                                                     1,000
     authorized; 7,703,303 shares issued and outstanding
     Additional paid-in capital                                                                         6,128,000
     Stock subscription receivable                                                                        (84,000)
     Accumulated deficit                                                                               (5,511,000)
                                                                                                      -----------
                  Total stockholders' equity                                                              534,000
                                                                                                      -----------
          Total liabilities and stockholders' equity                                                  $ 4,512,000
                                                                                                      ===========


WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

                                                    Three Months       Three Months         Six Months          Six Months
                                                       Ended               Ended              Ended               Ended
                                                  August 31, 2000     August 31, 1999    August 31, 2000     August 31, 1999
                                                    (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)


Net sales                                                $  492,000         $  395,000         $   653,000          $  766,000
Cost of sales                                               155,000            131,000             297,000             282,000
                                                          ---------          ---------          ----------           ---------
                 Gross profit                               337,000            264,000             356,000             484,000

Operating expenses:
     Sales and marketing                                    292,000             96,000             701,000             204,000
     Research and development                               156,000            170,000             174,000             316,000
     General and administrative                             200,000            129,000             585,000             269,000
                                                          ---------          ---------          ----------           ---------
                                                            648,000            395,000           1,460,000             789,000
                                                          ---------          ---------          ----------           ---------
             Loss from operations                          (311,000)          (131,000)         (1,104,000)           (305,000)

Other income (expense):
     Interest income                                         36,000                 --              72,000              37,000
     Interest expense                                      (674,000)           (21,000)         (1,696,000)            (43,000)
                                                          ---------          ---------          ----------           ---------
     Loss before benefit for income taxes                  (949,000)          (152,000)         (2,728,000)           (311,000)

Benefit for income taxes                                         --                --                  --                  --
                                                          ---------          ---------          ----------           ---------

                   Net loss                              $ (949,000)        $ (152,000)        $(2,728,000)         $ (311,000)
                                                          =========          =========          ==========           =========

Net loss per share - basic and diluted                   $     (.12)        $     (.05)        $      (.36)         $     (.09)

Weighted average common shares - basic and                 7,666,000          3,375,000           7,662,000           3,375,000
diluted

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Six Months             Six Months
                                                                                  Ended                 Ended
                                                                             August 31, 2000       August 31, 1999
                                                                               (Unaudited)           (Unaudited)

Cash flows from operating activities:
     Net loss                                                                      $ (2,728,000)           $ (311,000)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                                 245,000               189,000
          Amortization of debenture beneficial conversion feature                     1,566,000                    --
          Common stock issued for services                                                5,000                    --
          (Increase) decrease in:
             Receivables                                                                421,000                69,000
             Other assets                                                               (36,000)                   --
          Increase (decrease) in:
             Accounts payable                                                            45,000               (31,000)
             Accrued expenses                                                           (99,000)              204,000
             Deferred revenue                                                            23,000               (40,000)
                                                                                    -----------            ----------
     Net cash provided by (used in) operating activities                               (558,000)               80,000

Cash flows from investing activities:
     Software development                                                              (575,000)                  --
     Purchase of property and equipment                                                 (86,000)                  --
                                                                                    -----------            ----------
     Net cash (used in) provided by investing activities                               (661,000)                  --

Cash flows from financing activities:
     Cash overdraft                                                                          --               (15,000)
     Proceeds from notes payable                                                             --                83,000
     Proceeds from long-term debt                                                     3,580,000                    --
     Payments on long-term debt                                                         (32,000)              (76,000)
                                                                                    -----------            ----------
     Net cash provided by (used in) financing activities                              3,548,000                (8,000)
                                                                                    -----------            ----------
Net increase in cash                                                                  2,329,000                72,000
Cash, beginning of period                                                                72,000                    --
                                                                                    -----------            ----------
Cash, end of period                                                                $  2,401,000            $   72,000
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

2.  LONG TERM DEBT

     Long-term debt at August 31, 2000 consists of a $3,529,000 convertible debenture issued to one institutional investor due March 16, 2003. The debenture bears an interest rate of 7% per annum with interest payable quarterly. The debenture is convertible with certain limitations, into shares of the Company's common stock at the lesser of $6.25 per share or 80% of the closing bid price of the Company's common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion. The convertible debenture was originally issued in the amount of $4 million on March 16, 2000, along with warrants to purchase up to 196,078 shares of the Company's common stock at an exercise price of $5.31. During the quarter ended August 31, 2000, $40,000 of debenture debt was converted into 45,991 shares of the Company's common stock.

     In accordance with the Financial Accounting Standards Board Emerging Issues Task Force (EITF) statement number 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company allocated $1,500,000 of value to the beneficial conversion feature of the convertible debenture. The beneficial conversion feature of the debenture was amortized to interest expense over the period from the date of issuance (March 16, 2000) to the date of earliest conversion (July 5, 2000) using the effective yield method. The Company also allocated $496,000 of the debenture to the detachable warrants in accordance with Accounting Principles Bulletin (APB) number 14. The value ascribed to the detachable warrants is being amortized to interest expense over the life of the debenture using the effective yield method.

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

   Other Income (Expense)

     Interest income for the three and six months ended August 31, 2000 increased $36,000 and $35,000, respectively, compared to the year ago levels as a result of the Company maintaining significantly higher cash balances in interest bearing accounts during the first and second quarters of the fiscal year. Interest expense of $674,000 for the three months ended August 31, 2000 increased $653,000, or 3,110%, from $21,000 for the same period in 1999. Interest expense of $1,696,000 for the six months ended August 31, 2000 increased $1,653,000 or 3,844% compared to the same period in 1999. The increases were attributable to our borrowing $4 million through the issuance of a convertible debenture with detachable warrants on March 16, 2000. Interest expense for the three and six month periods ended August 31, 2000 include non-cash charges of $566,000 and $1,500,000, respectively, attributable to amortization of the beneficial conversion feature of the convertible debenture. Interest expense for the three and six month periods ended August 31, 2000 also include non-cash charges of $36,000 and $66,000, respectively, attributable to amortization of the detachable warrants.

   Net Loss

     As a result of the foregoing factors, we had a net loss of $949,000 for the three months ended August 31, 2000, as compared to a loss of $152,000 for the same period in 1999. Net loss for the six months ended August 31, 2000 was $2,728,000 compared to a net loss of $311,000 for the six months ended August 31, 1999.

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

     Current and long-term debt of $3,590,000 at August 31, 2000 is composed of a $3,529,000 convertible debenture and capital lease obligations of $61,000. The leases have imputed interest rates ranging from 11% to 18% per annum and expire in 2005. A $16,000 note payable to a financial institution, bearing interest at a rate of 11% per annum was paid off during the first quarter of the fiscal year.

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