Form 10QSB/A
period 2000-11-30
WASATCH INTERACTIVE LEARNING CORP
filed 2001-02-21
CIK 917300

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

    WASATCH INTERACTIVE LEARNING CORPORATION
    FORM 10-QSB/A No.2 FOR THE QUARTERLY PERIOD ENDING NOVEMBER 30, 2000 TABLE OF CONTENTS



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
                                                                    ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            -------------------------------------

Current liabilities:
     Accounts payable                                               $    80,000
     Accrued expenses                                                   342,000
     Deferred revenue                                                   128,000
     Current portion of long-term debt                                   25,000
                                                                    -----------
                  Total current liabilities                             575,000

Long-term debt                                                        3,568,000
                                                                    -----------
                      Total liabilities                               4,143,000
                                                                    -----------

Stockholders' equity
     Common stock, $.0001 par value, 100,000,000 shares                   1,000
     authorized; 8,842,114  shares issued and outstanding
     Additional paid-in capital                                       6,421,000
     Stock subscription receivable                                     (209,000)
     Accumulated deficit                                             (6,198,000)
                                                                    -----------
                 Total stockholders' equity                              15,000
                                                                    -----------

         Total liabilities and stockholders' equity                 $ 4,158,000
                                                                    ===========

WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS


                                                      Three Months       Three Months        Nine Months         Nine Months
                                                         Ended               Ended              Ended               Ended
                                                     November 30, 2000   November 30, 1999  November 30, 2000   November 30, 1999
                                                     -----------------   -----------------  -----------------   -----------------
                                                       (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)


Net sales                                               $   465,000        $   359,000        $  1,118,000        $  1,125,000
Cost of sales                                               225,000            121,000             522,000             403,000
                                                        -----------        -----------        ------------        ------------
                 Gross profit                               240,000            238,000             596,000             722,000

Operating expenses:
     Sales and marketing                                    322,000             78,000           1,023,000             282,000
     Research and development                               159,000            129,000             334,000             445,000
     General and administrative                             368,000            119,000             952,000             388,000
                                                        -----------        -----------        ------------        ------------
                                                            849,000            326,000           2,309,000           1,115,000
                                                        -----------        -----------        ------------        ------------

             Loss from operations                          (609,000)           (88,000)         (1,713,000)           (393,000)

Other income (expense):
     Interest income                                         31,000            (37,000)            103,000                  --
     Interest expense                                      (108,000)           (18,000)         (1,804,000)            (61,000)
                                                        -----------        -----------        ------------        ------------

    Loss before provision for income taxes                 (686,000)          (143,000)         (3,414,000)           (454,000)

Income taxes                                                 (1,000)            (1,000)             (1,000)             (1,000)
                                                        -----------        -----------        ------------        ------------

                   Net loss                             $  (687,000)       $  (144,000)       $ (3,415,000)       $   (455,000)
                                                        ===========        ===========        ============        ============

Net loss per share - basic and diluted                        $(.09)             $(.04)              $(.44)              $(.13)

Weighted average common shares -basic and                 7,954,000          3,375,000           7,760,000           3,375,000
diluted


WASATCH INTERACTIVE LEARNING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months           Nine Months
                                                                                     Ended                 Ended
                                                                                November 30, 2000     November 30, 1999
                                                                                -----------------     -----------------
                                                                                   (Unaudited)           (Unaudited)


Cash flows from operating activities:
     Net loss                                                                     $ (3,415,000)           $ (455,000)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                                375,000               283,000
          Amortization of debenture beneficial conversion feature                    1,602,000                    --
          Gain on disposition of assets                                                     --                (1,000)
          Common stock issued for services                                             113,000                    --
          (Increase) decrease in:
             Receivables                                                               402,000               142,000
             Other assets                                                               21,000                    --
          Increase (decrease) in:
             Accounts payable                                                           22,000               (22,000)
             Accrued expenses                                                           58,000               260,000
             Deferred revenue                                                           50,000               (44,000)
                                                                                  ------------            ----------
     Net cash provided by (used in) operating activities                              (772,000)              163,000

Cash flows from investing activities:
     Software development                                                             (941,000)                   --
     Purchase of property and equipment                                                (91,000)               (8,000)
                                                                                  ------------            ----------
     Net cash used in investing activities                                          (1,032,000)               (8,000)

Cash flows from financing activities:
     Cash overdraft                                                                         --               (15,000)
     Proceeds from notes payable                                                            --                83,000
     Proceeds from issuance of stock                                                        --               120,000
     Proceeds from long-term debt                                                    3,580,000                    --
     Payments on long-term debt                                                        (41,000)             (111,000)
                                                                                  ------------            ----------
     Net cash provided by financing activities                                       3,539,000                77,000
                                                                                  ------------            ----------

Net increase in cash                                                                 1,735,000               232,000
Cash, beginning of period                                                               72,000                    --
                                                                                  ------------            ----------
Cash, end of period                                                               $  1,807,000            $  232,000
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

2.  LONG TERM DEBT

     Long-term debt at November 30, 2000 consists of a $3,505,000 convertible debenture issued to one institutional investor due March 16, 2003. The debenture bears an interest rate of 7% per annum with interest payable quarterly. The debenture is convertible with certain limitations, into shares of the Company's common stock at the lesser of $6.25 per share or 80% of the closing bid price of the Company's common stock for any five non-consecutive trading days during the 20-day trading period prior to conversion. The convertible debenture was originally issued in the amount of $4 million on March 16, 2000, along with warrants to purchase up to 196,078 shares of the Company's common stock at an exercise price of $5.31. The convertible debenture had a beneficial conversion feature of approximately $1,500,000 at the time of issuance which was amortized to interest expense over the period March 16, 2000 to July 5, 2000. In addition, $496,000 of debenture value was allocated to the detachable warrants and is being amortized via the effective yield method to interest expense over the life of the debenture. During the nine months ended November 30, 2000, $101,000 of debenture debt was converted into 423,213 shares of the Company's common stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     On January 31, 2001, Wasatch entered into a merger agreement with PLATO, Learning, Inc. ("PLATO"). The terms of the merger agreement, as amended by Amendment No. 1 dated February 20, 2001, are more fully described in the Company's report on Form 8-K that is being filed concurrently herewith. While we anticipate that the merger will be consummated no later than August 2001, we cannot assure you that the merger will be consummated or that Wasatch will become a wholly owned subsidiary of PLATO. We believe that merger will result in opportunities for each company and for the combined entity. However, Wasatch's current management will report to PLATO's senior management and accordingly will not have final authority with respect to the business operations of the entity surviving the merger and cannot meaningfully discuss the financial condition or operations of the entity surviving the merger as a subsidiary of PLATO. Therefore, this Management's Discussion and Analysis of Financial Condition and Results of Operation treats Wasatch as a stand-alone company as if it has not entered into the merger agreement.

     The Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations relating to Wasatch's operating results and plans and objectives of management for future operations may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act. The actual results may differ materially from those in the forward-looking statements and may be affected by a number of factors, including consummation of the merger. While statements contained herein are based upon our good faith judgment, such statements can only be based on facts and factors currently known by Wasatch. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed.

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

   Other Income (Expense)

     Interest income for the three months ended November 30, 2000 increased $68,000 compared to the three months ended November 30, 1999 as a result of the Company making certain reclassifications to the 1999 interest income account in order to conform it with the 2000 presentation. Interest income for the nine months ended November 30, 2000 increased $103,000 compared to the year ago level as a result of the Company maintaining significantly higher cash balances in interest bearing accounts during the first, second and third quarters of the fiscal year. Interest expense of $108,000 for the three months ended November 30, 2000 increased $90,000, or 500%, from $18,000 for the same period in 1999. Interest expense of $1,804,000 for the nine months ended November 30, 2000 increased $1,743,000 or 2,857% compared to the same period in 1999. The increases were attributable to our borrowing $4 million through the issuance of a convertible debenture with detachable warrants on March 16, 2000. Interest expense for the three and nine month periods ended November 30, 2000 include non-cash charges of $0 and $1,500,000, respectively, attributable to amortization of the beneficial conversion feature of the convertible debenture. Interest expense for the three and nine month periods ended November 30, 2000 also include non-cash charges of $36,000 and $102,000, respectively, attributable to amortization of the detachable warrants.

   Net Loss

     As a result of the foregoing factors, we had a net loss of $687,000 for the three months ended November 30, 2000, as compared to a loss of $144,000 for the same period in 1999. Net loss for the nine months ended November 30, 2000 was $3,415,000 compared to a net loss of $455,000 for the nine months ended November 30, 1999.

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

     Current and long-term debt of $3,593,000 at November 30, 2000 is composed of a $3,505,000 convertible debenture and capital lease obligations of $88,000. The leases have imputed interest rates ranging from 11% to 18% per annum and expire in 2005. A $16,000 note payable to a financial institution, bearing interest at a rate of 11% per annum was paid off during the first quarter of the fiscal year.


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